Form 10KSB
period 2002-12-31
CLINICAL TRIALS ASSISTANCE CORP
filed 2003-04-02
CIK 1193940

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                     Commission file number:  000-50095

                  Clinical Trials Assistance Corporation
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

             Nevada                                27-0009939
  -------------------------------   ---------------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

     2078 Redwood Crest, Vista, California              92083-7340
   ------------------------------------------         --------------
    (Address of principal executive offices)            (zip code)

Issuer's telephone number:   (760) 727-8448    Fax number:  (760) 598-2611
                             --------------                 --------------


Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.001
                          ------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $7,200. The Issuer's stock is not trading on any stock exchange.

     As of March 31, 2003, the issuer had 12,000,000 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS


CONTENTS

                                                                         PAGE
PART I

    Item 1.  Description of Business..................................... 3
    Item 2.  Description of Property.....................................23
    Item 3.  Legal Proceedings...........................................23
    Item 4.  Submission of Matters to a Vote of Security Holders.........23

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....24
    Item 6.  Management's Discussion and Analysis or Plan of Operation...25
    Item 7.  Financial Statements........................................29
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................31

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................31
    Item 10. Executive Compensation......................................34
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................35
    Item 12. Certain Relationships and Related Transactions..............36
    Item 13. Exhibits and Reports on Form 8-K............................37
    Item 14  Control and Procedures......................................37

SIGNATURES   ............................................................38


                         Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.  BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Clinical Trials Assistance Corporation, a developmental stage company, hereinafter referred to as ("the Company") or ("CTAC"), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. The original articles of the Company authorized the issuance of twenty million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. On April 30, 2002, the Company issued ten million (10,000,000) shares of its $0.001 par value Common Stock for cash of $10,000, held by one (1) shareholders of record.

On September 30, 2002, the Company completed a private offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 2,000,000 shares of its $0.001 par value common stock to approximately 46 shareholders. As of September 30, 2002, therefore, the number of common shares issued and outstanding is twelve million (12,000,000).

The Company anticipates that the proceeds from the sale of the common shares offered in the 504 Offering referred to above were sufficient to provide the capital requirements to implement the Company's initial plans over the next twelve months to test its business model.

The Company's president and CEO, Kamill Rohny, has been actively involved in the pharmaceutical industry for the past thirty-two years. Prior to his retirement from Procter & Gamble Pharmaceuticals, he developed recruiting methodologies for patient studies. This included the identification of computer data bases to help research physicians find patients for their investigative studies.

From inception on April 22, 2002 through December of 2002, the Clinical Trials Assistance Corporation efforts has been devoted primarily to startup and development activities, which include the following:

1.   Formation of the Company and obtaining start-up capital;
2.   Developing services;
3.   Developing new recruitment tools.
4.   Testing the identified recruitment tools.

Clinical Trials Assistance Corporation is a development stage company which plans to help physician researchers recruit appropriate patients to participate in specific clinical research trials sponsored by the pharmaceutical industry. In helping the investigative sites to recruit patients for clinical studies, by developing effective recruitment programs, which enlist patients to participate in the early stages of these studies, clinical recruitment companies help the pharmaceutical industry shorten its development cycles and reduce the cost for evaluating new pharmaceutical products. There are no assurances that the Company will be able to recruit patients faster than its competition.

The Company has begun evaluating its business model to identify prospective customers for its clinical recruiting services. Initially, the customer list will be derived from known physician acquaintances and past contacts made by Kamill Rohny, during his 32 years in the pharmaceutical industry. This would include known clinical researchers in the industry who conduct clinical trials. Management views this as the most efficient and cost effective manner to develop a customer base.

The company expects to develop its business over a number of years with the first stage taking approximately a year to complete. The Company's plan of operations for the next twelve months includes:

1. The success of this development program will be measured by the amount dollars a physician researcher is willing to spend versus the time and dollars spent to recruit patients for clinical research trials.
     If the cost to recruit patients exceeds the amount a physician can spend based on his research budget, the Company will need to find a more economical means to recruit patients. Management believes the Company has sufficient funding to complete this development period. Management expects this development period will take one year to complete and estimates a cost of approximately $20,000 to complete this development period.

2. If the Company can identify a successful financial success model to recruit patients for clinical studies through this, during its development period, management plans to expand its operations beyond Southern California. This expansion would be scheduled for Fiscal Year 2004, and would require additional funding of approximately $50,000- $75,000 to hire and train recruiters as well as identify physician researchers as a client base. It should be noted that Southern California's population provides a sufficient number of participants for clinical studies. However, this population base would depend on the particular disease state or conditions for which a clinical trial is being conducted or designed to address. Additionally, the area provides other investigative sites, such as, private practice physicians, hospitals, major medical centers, health maintenance organizations, pharmaceutical and biotechnology companies, all who conduct clinical studies. This offers the Company with a solid base to expand its operations.

Management believes if the development period is financially successful, it may need to raise an additional $50,000-$75,000 in funding to expand its operations beyond Southern California in Fiscal Year 2004. If in the future the Company should seek to raise additional capital it would be accomplished via a private placement offering pursuant to Regulation D, Rule 505. To do so, management believes the Company should be a fully reporting entity with the U.S. Securities and Exchange Commission. In this sense, potential investors will have the opportunity to review the company's activities and financial status. There is no guarantee that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

As a fully reporting company with the U.S. Securities and Exchange Commission, ("SEC") the company will be required to pay for financial audits and quarterly financial reviews, along with the legal preparation of the required documents to maintain its reporting status. Based on the future complexity of the business, the accounting and legal fees could cost the Company a minimum of $5,000 to $10,000 per year. If the company fails to raise or generate sufficient funding to maintain its full reporting status, it will be required to withdraw its Registration with the SEC.

The Company currently has no understandings, commitments or agreements with respect to engage in any material acquisitions and no material acquisition is currently being pursued. Additionally, the Company does not plan to be acquired. If appropriate opportunities present themselves, the Company would consider acquiring businesses, technologies, services or product(s) that the Company believes are strategic to its operations.


(ii)  Principal Products and Principal Markets

Clinical Trials Assistance Corporation plans to help physician researchers find patients for ongoing clinical studies. These clinical trials would be conducted in a physician's office, hospital setting, or private clinic, who have separately contracted with a major pharmaceutical Company or U.S. Government agency to test developmental pharmaceutical products, which have been approved by the Food and Drug Administration ("FDA") for testing in humans. In some case, the pharmaceutical companies themselves conduct clinical research studies. The Company plans to solely focus on patient recruitment for these clinical studies. Said differently, the Company helps these researchers find patients for on-going studies. The researchers screen and evaluate whether these patients qualify for these studies. The Company does not plan to involve itself with data analysis, regulatory services, quality assurance and other consultation services. The actual clinical trials are performed at the investigative sites as approved by the FDA. The Company's business is currently focused on the U.S. markets.

Management believes the Company's services to the investigative sites would allow them to build and maintain successful clinical research businesses.


Patient Recruitment
-------------------

CTAC will need to develop a series of patient recruitment tools for the investigative sites. These tools might include: an 1-800 phone number for patients to obtain information and schedule an appointment, an attractive newspaper ad, mail flyers or radio commercials. To date, the Company's best success in developing patient recruitment tools has been with first class pre-sorted postcard directed to specific age groups in targeted geographic locations.

Business Strategy
-----------------

The first priority for Clinical Trials Assistance Corporation is to create new business and evaluate its recruiting concepts with physician researchers in Southern California. The Company's business plans encompasses the following strategies:

   o Market its services to physicians who conduct research projects. The clientele would include investigative sites, such as, private practice physicians, hospitals, major medical centers, health maintenance organizations, pharmaceutical and biotechnology companies, all who conduct clinical studies.

   o Identify physician researchers and offer the services of patient recruitment for these studies.

   o Based on the type of studies performed, such as targeted age group or specific illness, develop specific patient data base to target. The database would include purchasing names and addresses and sorting by age group and gender to determine who is most likely to suffer from a particular disease state. The Company plans to purchase mailing labels from brokers who specialize collecting this type of demographic data. These mailing labels will be purchased on a Quarterly basis, when the Company undertakes a specific recruitment program. There is no way of knowing, who has a particular disease state to target; therefore, a mass population is targeted to receive a mailer, which invites them to participate in a study. Patients who participate in a clinical study receive free medication and a small fee to entice them to participate.

   o Utilize known networking groups, e.g., senior centers, churches, social clubs, ethnic groups, who conduct regular meetings among their members. to recruit these patients. These groups consists of people who talk among themselves to give the studies a word-of mouth endorsement, where the recommend that their friends are evaluated for the study. CTAC plans to utilize these groups to by scheduling the investigative physician(s), as guest speakers, for their regular scheduled meetings. This gives the audience an opportunity to determine whether or not they wish to participate in the study, by meeting the investigative physician who will be conducting the study. CTAC has already enrolled three patients, in a clinical study, by working with a senior center and church group. In each case, management of the Company had not difficulty in contacting the administrators' to schedule a presentation at one of their monthly social meetings.

   o Advertise for patients utilizing newspapers, radio, and television to recruit these patients.

   o Schedule these subject patients with the physician researchers as candidates to be evaluated for their studies.

   o Establish a reputation for Clinical Trials Assistance Corporation as a premier patient recruitment company.

(iii)  Status of Products and Services
--------------------------------------

In order to accomplish these objectives, the Company has established a business development program with Eugene Boling, MD, a Rheumatologist at Boling Clinical Trials, located at 8263 Grove Avenue, Suite 100, Rancho Cucamonga, CA 91730. Boling Clinical Trials is one of the larger patient research centers in Southern California. This is measured by the number of patients enrolled in their clinical trials. This data was shared with Dr. Boling by the sponsoring pharmaceutical companies who are conducting these studies. They can conduct as many has sixteen different patients studies at the same time. Each study seeks to enroll anywhere from 24 to 60 patients, on average. Boling Clinical Trials is situated in an area of Southern California with a surrounding population of 500-600,000 inhabitants. CTAC has participated in recruiting patients for two separate studies at Boling Clinical Trails, and the Company is in process of recruiting patients two additional patient studies for Boling Clinical Trials. The clinical studies included recruitment for an osteoporosis study and a rheumatoid arthritis study. The Company's best results in the recruitment of patients for these two studies came from a targeted mail program directed to an older age group, in zip codes adjacent to Boling Clinical Trials.

The Company evaluated two different postcard recruitment initiatives, they are:

a) Through a mailing of ten thousand postcards per month for a three month period, or a total of 30,000 postcards, the Boling Clinic received appointment calls from approximately 150 patients per month. These patients were initially interviewed over the telephone by the staff of Boling Clinical Trials. They invited approximately 100 of these patients into their offices for a screening test, approximately 9 patients qualified for the study, and approximately 6 patients were ultimately enrolled in a clinical trial during a three month period.

b) The second initiative was a scaled-up version of the first initiative. Through a mailing of thirty thousand postcard mailings, per month, over a three month period, or a total of 90,000 postcards, the Boling Clinic received appointment calls from approximately 450 patients per month. These patients were initially interviewed over the telephone by the staff of Boling Clinical Trials. They invited approximately 300 of these patients in for a screening test, approximately 27 patients qualified for the study, and approximately 18 patients were ultimately enrolled in a clinical trial during this three month period.

Based on the results of these two postcard mailing initiatives, the end results per enrolled patient were proportionally the same based on the size of the mailing. There are no assurances CTAC can duplicate these results for similar studies conducted by different investigative centers. The Company was compensated for its efforts with these two initiatives through an oral understanding it has in place with Boling Clinical Trials. This oral understanding includes:

a) CTAC and Boling Clinical Trials will work together to recruit patients for clinical studies conducted by Boling Clinical Trials.

b) CTAC bills Boling Clinical Trials 50 percent of the amount of its estimated invoice for recruitment services, and the balance is due 30 days after the completion of services, for that particular invoice.
    This invoice includes any agreed upon hard cost, such as the purchase of mailing labels, printing costs, the cost of a mailing, or newspaper advertising. The final invoice will include actual costs plus a 20 percent mark-up.

c) Boling Clinical Trials is responsible to hire and pay for additional personnel. This would include the hiring of two additional technicians for screening patients, two clerical personnel and one registered nurse to help screen patients. They are also responsible for paying for an answering service, which screens initial enrollees and sets appointments.

d) Boling Clinical Trials and the Company agreed to work together to measure the financial costs of this developmental program to recruit patients for clinical studies. They agreed to evaluate recruitment for clinical trails per individual disease state. Initially, they are focusing on osteoporosis and rheumatoid arthritis patient recruitment. The initial data indicates that it cost $1,475 in recruitment fees per patient enrolled in the clinical study. The measurements are based on the final costs of the six patients enrolled in the studies.

e) The oral understanding can be cancelled by either party, without notice or penalties to the party who cancels this agreement.

Until CTAC can further develop its recruitment programs, the Company does not plan into enter into a formal written agreement with Boling Clinical Trials. It should be noted that Dr. Eugene Boling, who is the head of Boling Clinical Trials is a director of CTAC.

The purpose of this development period is to help the company establish a cost effective business model which it can duplicate and market its services at other research centers. According to Dr. Boling, of Boling Clinical Trials, they paid CTAC approximately $8,850 to recruit six (6) patients per study during one month, this equates to $1,475 per enrolled patient. This development period includes:

a) Establish what a physician researcher is willing to pay to recruit a particular patient type for a clinical study. For example, based on the disease state to be studied, what is a physician researcher willing to pay to recruit a patient with diabetes versus osteoporosis versus osteoarthritis? Management recognizes that certain disease states would be difficult to recruit patients, e.g. Crohn's disease, AIDS patients, heart disease. In these cases, the patients would most likely be unwilling to forego their present treatment regimen, to participate in a study. For this reason, management plans to be selective in the types of studies the Company would undertake recruitment activities.

    There are no clear payment schedules for patient recruitment services. Some clinical researchers, such as Boling Clinical Trials, have advanced payments to recruitment companies for standard services to be rendered, e.g., newspaper and radio advertising, without any guarantees of results. These payment advances come from their own pockets, rather than sponsoring pharmaceutical Company. Other clinical researchers, wait until they receive an advance from the sponsoring pharmaceutical company before they spend any monies on patient recruitment. Based on past recruitment costs from Boling Clinical Trials, recruitment costs can account for one-third of the total budget for a clinical trial.)

b) Determine what are the best services to recruit patients versus advertising dollars to be spent, e.g., newspaper advertising, radio advertising, mail flyers, contacting church and social groups.

c) Determine the amount of time it will take to recruit patients for these clinical studies based on their particular disease states.

d) Determine a dollar value to recruit patients by disease types, based on geographic and demographic data. For example, it is more or less costly to recruit patients with diabetes versus osteoporosis versus other disease states.

e) Develop of cost versus revenue model for each of these disease states to determine which patient studies offer the greatest return for the Company to pursue.

The Company will use this model to market its services. In addition, if the Company can establish a successful model, management plans to attend trade shows and conventions to market its services and keep abreast of new opportunities.

Since CTAC has begun its recruiting activities, the average cost to recruit patients for Boling Clinical Trials has been $1,475 per enrolled patient. This cost is based a targeted postcard mail program directed to an older age group, in zip codes adjacent to Boling Clinical Trials. The data is based on a three month postcard mailing program of 30,000 mailings per month for a total of 90,000 mailings. The results of this postcard program has enrolled, on average, six (6) patients per month at a cost of $8,850 ($1,475 times 6 patients) per month versus Boling's historic patient recruitment costs of $2,950 per enrolled patient. During this developmental stage, as of December 31, 2002, CTAC has received $7,200 from Boling Clinical Trials for its hard costs, which includes postcard printing and postage. There are no assurances CTAC can duplicate these results for similar studies conducted by different investigative centers.

The Pharmaceutical Industry
---------------------------

Before a new pharmaceutical or biotechnology product can be marketed in the United States, it must undergo extensive testing and regulatory review to determine its relative safety and effectiveness. Companies seeking approval of these products are responsible for performing and analyzing the results of preclinical and multi-phase clinical trials. Preclinical trials can last for up to three years and involve animal testing and laboratory analysis to determine the basic biological activity and safety of the product. Upon successful completion of the preclinical phase, the product undergoes a series of clinical tests in humans, this includes healthy volunteers as well as patients with the specific disease. Clinical trials generally take longer to perform than preclinical trials, typically lasting five to seven years.
in the United States, preclinical and clinical testing must comply with the requirements of Good Clinical Practices and other standards promulgated by the Food and Drug Administration, or the FDA, and other federal and state governmental authorities. The FDA defines Good Clinical Practices as
"a standard for the design, conduct, performance, monitoring, auditing, recording, analyses, and reporting of clinical trials that provides assurance that the data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial subjects are protected."

According to clinical trials data provided by the National Institutes of Health website, at www.clinicaltrials.gov, they list approximately 7,000 on-going clinical studies, with approximate enrollment of 200 patients per study. These clinical studies are sponsored by the National Institutes of Health, other federal agencies, and the pharmaceutical industry.

Clinical trials often represent the most expensive and time-consuming part of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. After the successful completion of Phase III trials, the sponsor of a new drug must submit a New Drug Application ("NDA") to the FDA. The NDA is a comprehensive filing that includes, among other things, the results of all preclinical and clinical studies, information about the drug's composition and the sponsor's plans for producing, packaging and labeling the drug. Most of the clinical data contained in an NDA is generated during the Phase II and III trials. The FDA's review of an NDA can last from several months to several years, with the average review lasting two years. Drugs that successfully complete this review may be marketed in the United States, subject to the conditions imposed by the FDA in its approval.

Pharmaceutical and biotechnology companies face increased pressure to bring new drugs to market in the shortest possible time, thereby reducing costs, maintaining market share and accelerating realization of revenue. Currently, total development of a new drug takes approximately eight to twelve years, a significant portion of a drug's twenty year period for protection under United States patent laws. Certain pharmaceutical companies have initiated plans to reduce this time to approximately five to seven years. Pharmaceutical and biotechnology companies are attempting to increase the speed of new product development, and thereby maximize the period of marketing exclusivity and economic returns for their products, by outsourcing development activities.

The clinical research process generally has been inefficient and costly for sponsors, requiring the expenditure of considerable resources and efforts associated with study start-up, meeting enrollment quotas and collecting complete and consistent data. Historically, sponsors have had to identify and negotiate contracts and study budgets with numerous geographically dispersed clinical research investigators, a process which impedes quick study start-up. These clinical trials are generally reviewed and approved by an independent institutional review board ("IRB") for each research site participating in a study. There is a separate IRB for each ongoing clinical trial.

The IRB has been established to assure the protection of all human subjects in research projects. In accordance with U. S. Department of Health and Human Services Regulations for Protection of Human Subjects (45 CFR 46), an institutional review board committee, composed of members from a variety of scientific disciplines as well as community members, assists investigators in the protection of the rights and welfare of human subjects. The IRB also serves to facilitate valuable human subject research as well as protect the investigator and the institution through a comprehensive review process. All human research projects must be reviewed and approved by the IRB prior to initiation and then conducted in full compliance with the IRB guidelines established by U. S. Department of Health and Human Services.

The clinical research industry is driven by the need of the pharmaceutical and biotechnology companies to produce new drugs at low costs while at the same time maintaining compliance with governmental regulations principally imposed by the FDA. Competition and the increasing pressure to control costs are forcing pharmaceutical and biotechnology companies to become more efficient in developing new drugs. The pharmaceutical and biotechnology companies are actively seeking improved ways to save time in the clinical development process in order to bring products to market faster. The benefit in bringing their products to the market faster, helps these companies recover their research and development costs and achieve higher prices on their patented products before they lose their patent protection and generics enter the market. In an effort to save time and cut costs, physician researchers are outsourcing certain aspects of the clinical research process to third parties, including research networks.

The services Clinical Trials Assistance Corporation plans to provide are subject to federal regulations pursuant to IRB review. For example, the Company's brochures and advertisements to recruit patients are subject to a Independent Board Review and subsequent approval from the physician researchers. The IRB is required to apply institutional rules, federal, state laws and regulation in reviewing study protocols, evaluating risks and benefits, ensuring the selection of subjects is equitable, monitoring the data collected to ensure the safety of subjects, protecting the privacy of subjects and to maintain the confidentiality of files. During their regularly scheduled board meetings, they also review and approve brochures and advertisements to ensure compliance with the study protocol.


Investigative Sites
-------------------

The investigative site industry includes all of the clinical investigators who enroll patients in clinical trials and collect information at the patient level for pharmaceutical and biotechnology companies and contract research organizations ("CRO"). The investigative site industry is facing significant cost reduction pressures as a result of the pressures on pharmaceutical and biotechnology companies to reduce costs and the amount of time required to bring a drug to market. As a result of increased pressures, pharmaceutical and biotechnology companies who need to conduct clinical research have reduced their use of academic medical centers for clinical studies and have increased their use of private practice research sites. In many instances, private practice physician sites can provide greater access to patients and the ability to conduct trials more rapidly and efficiently than academia. In addition, participation in clinical trials by private physicians has increased as healthcare providers discover that they are able to offer patients access to more advanced therapies and the opportunity to receive free or reduced-cost medical care.

CTAC plans to assist the investigative sites, with planning and coordinating the patient recruitment of independent clinical trials on drugs for pharmaceutical and biotechnology companies. By assisting these investigative sites in patient recruitment, and helping them identify and enroll patients in the early stages of their clinical studies, the Company plans to facilitate faster study start-up. It is not uncommon for an investigate site to undertake a clinical study project, and not begin their patient recruitment efforts for six months after the study is scheduled to begin. CTAC by assisting physician researches in recruiting patients for their studies, at the outset of the study, plans to help will be helping the pharmaceutical and biotechnology companies conducting clinical trials to complete the clinical research process efficiently and cost effectively, by saving them time in completing these studies. According to Boling Clinical Trials, based on historical data to conduct a clinical trial research project for an osteoporosis and rheumatoid arthritis study it can cost, on average, $500,000 per study, of which one-third ($166,000) of these funds are used to recruit approximately 57 patients for each study. Initial cost data from CTAC results and Boling Clinical Trials indicates that it costs $1,475 in recruitment fees per patient enrolled in a similar osteoporosis and rheumatoid arthritis clinical study versus $2,950 paid in recruitment fees per enrolled patient for similar studies conducted in the past. When monies are spent on recruiting patients for a clinical trial, it can take a year just to recruit patients for a study and there are no guarantees that advertising methodologies used will bring in any patients for trial evaluation. If CTAC can develop a cost-effective methodology to recruit patients, it could reduce the time and money spent on recruiting patients. A cost-effective methodology benefits the investigate site.

The investigative sites typically perform the clinical trials, focusing on Phases II through IV of the drug development process. The clinical research portion of the drug development process involves selection of investigative sites to conduct the trials. The physician researchers are responsible for the actual conduct of the trials and the gathering and completion of the data generated during the trials. CTAC solely assists these sites by helping them find patients, who are subsequently screen by these physician recruiters who are in the process of conducting research studies. The physician researchers are responsible to determine whether or not these patients should be enrolled in their studies, based on the criteria of the study protocols.

In conducting these studies, the investigative sites administer medical evaluations, healthcare procedures and study medications to patients in accordance with the protocol under the direction of a qualified principal investigator. A "qualified principal investigator" has been approved by both the FDA and sponsoring pharmaceutical/biotechnology company to conduct human clinical trials.

A "qualified principal investigator" requires sufficient knowledge, scientific training, a medical degree and accreditation as evidenced by their credentials, to conduct clinical studies to investigate the effectiveness and in-use safety of investigational products in conducting clinical trials on human patients. The qualified principal investigator needs to be familiar with the background and requirement of the study before taking receipt of the investigational product. The qualified principal investigator is responsible for all aspects of the conduct of the study. This would include: the dispensing and the administration of the investigational product(s), the implementation of the study protocol, the collection and reporting of the study data and the protection of the health and welfare of the personnel and patients involved in the study. The qualified principal investigator is employed by the sponsor or a contract research organization. The investigator may be assisted by trained technical assistants in collecting, recording and the subsequent processing of data.

Clinical Trials Assistance Corporation plans to focus it patient recruitment activities with investigative sites that are owned by private practice physicians. The size of the private physician practices range from one physician to approximately twenty physicians. Typically, management expects the investigative sites in its network will consist of two to four partners in a private practice medical office.

Marketing Strategies
--------------------

CTAC also plans to assist pharmaceutical and biotechnology companies in developing and implementing patient recruitment programs to speed completion of these studies. These services would include the development and implementation of advertising programs, public service announcements and other tools to assist sites in finding and enrolling suitable patients into studies. These can include, but not limited to newspaper, radio, television, senior centers, churches, social clubs, and ethnic groups. The Company is investigating the utilization and subcontracting of a phone room as a tool to help the clinical investigators screen patients and set appointments.
The management and training of the phone room staff would be the responsibility of the clinical investigators. The Company would help them identify a phone room to outsource these services. The purpose of the phone room is to hire and train an 24-hour answering service to screen patients and answer basic questions about the clinical study. They would subsequently set an appointment for the patient to come into the office for further evaluation. This service would relieve the investigators staff in screening these initial calls. It was initially discovered that where investigate offices are understaffed, phone calls were unanswered and potential study patients did not pursue enrolling in a clinical study.

The Company plans to contact known physicians who participate in medical studies and pharmaceutical companies who wish to conduct a pharmaceutical study. Based on the results of the Company's pilot program development period, the Company will decide which specific disease states to target, based on the cost effectiveness to recruit patients. Once this known, the Company will plans market its services to specific physician who specialize in conducting clinical trials with these known disease states.

The industry is highly fragmented with many small, limited-service providers as well as in-house research departments, universities and teaching hospitals, have substantially greater resources than the Company. However, the Company believes it has an opportunity to take advantage of the trend toward outsourcing. Physicians who conduct clinical trials do not have the time or staff to recruit patients for their studies. They are busy with their own medical practices and qualifying patients for the clinical studies. They prefer to outsource the patient recruitment job to a third party. The Company's strategy is to help facilitate patent enrollment in these preclinical trials.

CTAC plans to market its patient recruitment services to investigative sites, so that the physicians at these sites are not encumbered in devoting a greater percentage of their time in recruiting patients versus attending to their own practice.

The Company's success is dependent upon its ability to attract and retain high quality investigative sites and recruit patients for their active studies.

Competition
-----------

The clinical research industry is highly fragmented. The Company will primarily compete with Clinical Research Organizations, other patient recruitment organizations and private practice research sites who are competing to recruit the same patient based in Southern California. The majority of these private practice research sites are single sites. CTAC will also compete with hospitals and academic medical centers and site management organizations ("SMO"), who recruit patients for their clinical studies. No single competitor or group of competitors has a substantial presence in the recruitment of patients for clinical trials. All of the Company's competitors, who recruit patients, have greater financial resources and name recognition, greater experience in specific diseases and conditions and larger medical specialist networks than Clinical Trials Assistance Corporation.

CTAC has little experience in competing favorably in most of these areas, there are no assurances that the Company will be able to respond to these pressures or changes. Further, there are no significant barriers to entry into the recruitment of patients for clinical trials. A better funded company with knowledge of the industry could capture any potential business from CTAC.


(iv)  Risk Factors
------------------

a) LIMITED OPERATING HISTORY AND DEVELOPMENT PERIOD MAKES POTENTIAL DIFFICULT TO ASSESS.
    --------------------------------------------------------------------

The Company was incorporated in the State of Nevada on April 22, 2002 (Nevada File Number: C9967-20). As of the date of this document, the Company has developed a business plan, established administrative offices and an operating facility in Vista, California and begun the process of testing its model for recruiting patients for human pharmaceutical research studies. During the development period, the company hopes to evaluate methodologies to recruit patients in a timely, cost effective basis for investigative clinical research centers. There are no assurances the company will be able to identify efficient and cost effective methodologies to recruit patients during this development period. Failure to find effective patient recruitment methodologies can have an adverse effect on the Company's future.

The Company has limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will operate.

b)  EVENTUAL NEED FOR ADDITIONAL CAPITAL TO REMAIN A GOING CONCERN.
    ---------------------------------------------------------------

As of September, 2002, the Company initiated a 504 Offering and was able to generate enough working capital to implement plans for the first year of its operations. However, management believes the Company will need $50,000- $75,000 of additional capital in order to expand its operations, provided it can create a successful business model. Management believes the Company will need $50,000-$75,000 reserve of capital from which to draw in order to expand its operations and identify customer bases of physician researchers, outside of Southern California. These funds would be use to hire and train staff on how to duplicate the business model in other areas of the country.
The funds would also be used to duplicate the Company's database for other geographic areas. This need for additional funds will be derived from any future revenues and earnings the Company might generate, further management believes the majority of funding will be received from future private placement stock offerings pursuant to Regulation "D" Rule 505 or 506. Without this funding, the Company might exhaust all of its cash reserves to remain as a Going Concern.

c) ISSUANCE OF STOCK TO FUND THE COMPANY MAY DILUTE YOUR INVESTMENT AND REDUCE YOUR EQUITY INTEREST IN THE COMPANY.
    ---------------------------------------------------------------------

It is likely that the Company will issue additional shares of common stock or preferred stock to expand operations. The proceeds of any offering will
be used for the operations of the business.   This would include, but not
limited to hiring additional personnel, upgrading demographic data bases, and the development of marketing materials to attract new business. The consequences may be a significant dilution to shareholders' investment, and a material decrease in shareholders' equity interest in the company. Since CTAC has not made any determination with respect to new equity funding, management cannot speculate on the amount of securities which CTAC might issue. At its sole discretion, the board of directors may issue additional company securities without seeking shareholder approval. These future offerings could significantly dilute the value of any previous investor's investment value.


d) OPERATING LOSSES, NEGATIVE CASH FLOW FROM OPERATIONS LIKELY FOR FORESEEABLE FUTURE.
    ---------------------------------------------------------------

In its initial operating period from April 22, 2002 (date of inception) through September 30, 2002, the Company incurred an operating net loss of $12,767 and a negative cash flow of $26,767 from operations. There is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional $50,000-$75,000 through a Regulation D, 505 or 506 Offering to expand its business plan to other markets.

e)  COMPANY MAY FAIL TO CONVINCE ENOUGH CUSTOMERS TO USE ITS SERVICES.
    ------------------------------------------------------------------

The Company's plans to establish a patient recruitment business with a primary emphasis in Southern California with physician researchers. Despite contacts and a referral base from the Company's management, if CTAC cannot establish itself as an effective business in its home market CTAC will not be able to expand its business plan regionally or subsequently nationally. There can be no assurances that its market acceptance will be forthcoming.


f) THE COMPANY IS DEPENDENT ON ONE KEY OFFICER TO DEVELOP AND IMPLEMENT ITS BUSINESS PLAN.
   ------------------------------------------------------------------------

The Company plans to rely heavily on the expertise from its sole officer, Mr. Kamill Rohny, who has knowledge of the pharmaceutical industry. Should the Company be deprived of the services of its sole officer for any reason during this period of initial and expansion, the results would be devastating to the Company and could lead to its dissolution. Although this sole officer has had experience in helping physician researchers in the past recruit patients, he cannot be sure that this business model will be successful in other markets. For example, the Company may be unable to train other personnel on how to develop another market to recruit patients for clinical studies. Future operating results would be adversely affected if the Company is unable to expand its operations. The Company does not have an employment agreement with Mr. Rohny and Mr. Rohny is engaged in other business activities which may detract his attention from the Company.


g) THE COMPANY'S MANAGEMENT HAS LITTLE EXPERIENCE IN PROVIDING PATIENT RECRUITMENT SERVICES
    -----------------------------------------------------------------------

Our sole officer/director, Kamill Rohny, has limited business experience in providing patient recruitment services for clinical studies. As such, the business model and methodologies he develops may be unsuccessful. As a consequence, failure to identify effective patient recruitment methodologies and build a customer base can have an adverse effect on the Company's future.


h)  THERE IS A LACK OF INFORMATION ON THE DOLLARS SPENT BY THE
    PHARMAECEUTICAL INDUSTRY FOR CLINICAL TRIALS AND PATIENT RECRUITING.
    ---------------------------------------------------------------------

The majority of the company's expected revenue is expected to be derived from pharmaceutical spending in clinical research projects. Pharmaceutical companies do not disclose their research data for proprietary reasons. As such, it is difficult to collect data on pharmaceutical spending for clinical trials and patient recruitment. Therefore, there are no spending trends to evaluate. This means the Company could be facing declines in pharmaceutical research spending without the knowledge this is taking place. Any event that results in decreased pharmaceutical research would likely have a negative effect on the Company's operating results.

i) PLANS FOR EXPANSION MAY BE UNREALISTIC BASED ON UNPROVEN BUSINESS MODEL.
   ------------------------------------------------------------------------

The management of Clinical Trials Assistance Corporation has confidence in its vision for the Company and believes that in time, if the Company can create a successful business model, the Company may wish to expand its clinical trials recruitment business to other geographic area. However the fact that the Company has not developed a successful business model is indicative of the strong possibility that the difficulties and challenges in creating such a company are too great to be overcome. Other companies, pursing this market have had such a vision and have been unsuccessful in their attempts to realize it. Potential investors should carefully consider the possibility that the Company's plans to expand may not be realistic and could ultimately prove to be unworkable.

  j)  PATIENT RECRUITMENT MAY INFRINGE ON PRIVACY CONCERNS.
  --------------------------------------------------------

The Company collects and utilizes data derived from various sources to recruit patients for clinical studies. The Company has access to names and addresses of potential patients who may participate in these studies. This subjects the Company to knowledge of what studies are taking place, and who may be participating in these studies. In order to deliver a targeted mail program, the Company compiles specific demographic information. This information needs to be protected to circumvent privacy concerns. The information keyed to a specific disease state could inadvertently fall into the wrong hands without the consent of the patient.

Due to privacy concerns, the company must take steps to ensure patient lists remain confidential. There can be no assurance that any protection will be available for such data or that others will not claim rights to such data.

k) GOVERNMENT REGULATION COULD UNDERMINE THE COMPANY'S PROFITABILITY.
   ------------------------------------------------------------------

Though the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation. The services Clinical Trials Assistance Corporation plans to provide are subject to various federal regulations.
For example, its brochures and advertisements to recruit patients are subject to a Independent Board Review and subsequent approval from the physician researchers.

l) SHARES SUBJECT TO RULE 144, IF SOLD COULD HAVE A MATERIAL NEGATIVE IMPACT UPON THE MARKET PRICE OF THE COMPANY'S SHARES.
    ------------------------------------------------------------------

On September 30, 2002, the Company had 10,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for two years from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than three years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares if a market for the Common Shares should develop in the future. (See "PRINCIPAL STOCKHOLDERS")

m) RISKS ASSOCIATED WITH ACQUISITIONS MAY NOT BENEFIT THE COMPANY AND DILUTE THE VALUE OF THE COMPANY'S SHARES.
     -------------------------------------------------------------------

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, or service(s) that the Company believes are strategic and would help it to expand its operations and/or future customer base.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Further, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

n) NO MARKET EXISTS FOR THE COMPANY'S STOCK WHICH MAKES IT DIFFICULT TO FIND A BUYER FOR THE COMPANY'S STOCK.
    --------------------------------------------------------------------

There is currently no established public trading market for Clinical Trails Assistance Corporation securities. A trading market in the Company's securities may never develop or, if developed, it may not be able to be sustained. If for any reason Clinical Trials Assistance Corporation's common stock is not listed on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. Various factors, such as the Company's operating results, changes in laws, rules or regulations, general market fluctuations, and other factors may have a significant impact on the market price of Clinical Trials Assistance Corporation's securities.

o)   LOW-PRICED STOCKS MAY AFFECT THE RESELL THE COMPANY'S SHARES.
     -------------------------------------------------------------

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

p)  RISKS ASSOCIATED WITH INFRINGEMENT OF INTELLECTUAL PROPERTY.
    ------------------------------------------------------------

If the Company is successful in developing materials from its test program which demonstrates above average results in recruiting patients, the Company is subject to intellectual property infringement from its competition. Likewise, the competitors in the industry, hold their recruiting methods highly confidential. The more widely the Company employs any methods which are successful, the more likely these methods become vulnerable to duplication by other recruiting centers. The are no assurances that the Company will be able to protect, even if it copyrights its recruiting methodologies, from the competition.

(v)  Customers
--------------

The Company has yet to establish a customer base of physician researchers. There are no assurances that the Company's services would attract future customers from its competition.

(vi) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts
---------------------------------------------------------------------

The Company regards substantial elements of its future and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. This would include the methodologies the Company develops to recruit patients for clinical studies. The Company plans to enter into confidentiality agreements with its future physician researchers and employees. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in the clinical trials business may be uncertain, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. This can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition.

(vii)  Impact on Environmental Laws
-----------------------------------

As the Company is involved in recruiting patients for clinical trials, it does not expect to have any impact on environmental laws.


(viii) Employees
----------------

The Company currently has one (1) employee, who serves as President and Chief Executive Officer. In order to further implement its business plan, management recognizes that additional staff will be required. This would include clerical personnel, and a marketing staff as required to complete the work. No assurances can be given that the Company will be able to find suitable employees that can support the future needs of the Company or that these employees can be hired on terms favorable to the Company.

(a) The Company's performance is substantially dependent on the performance of its President, Kamill Rohny.

(b) The Company does not carry key person life insurance on any of its personnel. The loss of the services of its executive officers could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its eventual ability to attract and retain highly qualified technical and managerial personnel.

(c) There can be no assurance that in the future the Company will be able to attract and retain additional highly qualified technical and managerial personnel. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


(ix) Present Licensing Status
-----------------------------

The Company is currently registered with the State of California to conduct business in the State.



ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's administrative offices/corporate headquarters and operating facility are located at: 2078 Redwood Crest, Vista, California 92083-7340. Telephone number: (760) 727-8448. An officer of the Company provides the Company with 120 square feet of office space. The estimated fair market value of the office space is valued at $2,400 per year.

Investment Policies

The Company does not currently own and the Company has not made any investments in real estate, including real estate mortgages, and the Company does not intend to make such investments in the near future.


ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Clinical Trials Assistance Corporation is not a party to any material legal proceedings, and none are known to be contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.


(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2002 was approximately forty-seven (47).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On September 10, 2002, Clinical Trials was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in that state. The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. On September 30, 2002, Clinical Trials completed a private offering of shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby Clinical Trials sold 2,000,000 shares of Common Stock to approximately 46 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada. The Company filed an original Form D with the Securities and Exchange Commission on or about September 30, 2002.

As of December 31, 2002, the Company has 12,000,000 shares of common stock issued and outstanding held by approximately 47 shareholders of record.

(iv)  Liquidity and Capital Resources
-------------------------------------

On April 30, 2002, the Company issued ten million (10,000,000) shares of its $0.001 par value Common Stock for cash of $10,000, purchased by Mr. Kamill Rohny, President and founder of the Company.

On September 30, 2002, Clinical Trials completed a private offering of shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby Clinical Trials sold 2,000,000 shares of Common Stock to approximately 46 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company.

The Company could be required to secure additional financing to fully implement its entire business plan. There are no guarantees that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing.

The Company has no current commitments or other long-term debt. Additionally, the Company has and may in the future invest in short-term investments from time to time. There can be no assurance that these investments will result in profit or loss.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

A.  Management's Plan of Operation

(i) In its initial operating period from April 22, 2002 (date of inception) through December 31, 2002, the Company generated revenues of $7,200 and incurred an operating net loss of $(28,691). The majority of these costs were State incorporation fees, accounting costs, legal fees, business license fees and the purchase of mailing lists for of patient databases. Clinical Trials Assistance Corporation has $15,909 in available cash to continue its operations.

The Company has yet to determine a fee schedule for its services. According to Boling Clinical Trials, based on historical data to conduct a clinical trial research project for an osteoporosis and rheumatoid arthritis study it can cost, on average, $500,000 per study, of which one-third ($166,000) of these funds are used to recruit approximately 57 patients for each study. Initial cost data from CTAC and Boling Clinical Trials indicates that it costs on average, $1,475 n recruitment fees per patient enrolled in a similar osteoporosis and rheumatoid arthritis clinical study versus Boling's historic patient recruitment costs of $2,950 per enrolled patient. There are no assurances CTAC can duplicate these results for similar studies conducted by different investigative centers. Management believes it can currently handle a work capacity of ten studies per year. Based on the costs of advertising, developing data bases, and mailing flyers to these data bases, management expects its hard costs of services to represent approximately forty percent of revenues generated.

The major components to expenses faced by the company in its day to day operations includes auditor fees, legal fees, developing databases of potential patients, based on demographic information, and general administrative expenses. If the Company becomes profitable, the company will access salaries and adding additional personnel to the payroll. Management intends to continue minimize costs until such a time in its discretion it believes expansion would be prudent. One element in making this determination is positive cash flow on a quarterly basis. If or when the company is successful in achieving this quarterly positive cash flow, it is likely that the company will consider expanding its personnel which will increase costs.

Additionally, management believes the Company will need to implement the following before it can fully proceed with its business plan:

a) Management anticipates the Company will incur additional start-up costs which include but is not limited to: telephone expenses, utilities, insurance, office expenses, travel expenses, computer expenses, and the development of customer demographic data bases. To date, the Company has purchased its mailing data bases from a local mailing labeler supplier, who breaks the mailing labels into zip codes and age groups. The Company purchases these mailing labels from brokers who specialize collecting this data. The Company plans to purchase this information on a Quarterly basis, when it undertakes a specific recruitment program. The Company has developed a postcard which has been sent to senior citizens who reside near the clinical researcher's office. Management still needs to understand distance a patient will travel to participate in one of these studies. Management anticipates this phase will take an additional three months to complete. Management estimates the cost for start-up expenses between $10,000 and $20,000 for the calendar year.

b) Develop promotional tools to generate new business and new customers. Management estimates the cost to develop promotional tools could range between $5,000 to $10,000 depending on graphics, art work, quality of paper and printing costs. Management anticipates this phase will take an additional twelve months to complete.

c) Initiate marketing efforts of its recruitment services through the use of promotional activities. Promotional activities would include contacting known clinical trials research centers and physician researchers. Management estimates the cost of advertising could range from $10,000 to $15,000 based on reach of audience. Management anticipates this phase will take an additional twelve months to complete.

d) The Company needs to test its patient recruitment strategies with physician researchers to determine costs, results, efficiencies and deficiencies. This includes performing a cost analysis on patient recruitment. It is a time consuming process to analyze the cost versus potential return on patients who ultimately qualify for patient studies. Management anticipates this phase will take an additional twelve months to complete.

As of September 30, 2002, the Company has generated $7,200 in revenues from its development period with one physician researcher, Eugene Boling, M.D., Boling Clinical Trials, Rancho Cucamonga, CA 91730. The Company presented Dr. Boling with an invoice for expenses it incurred in recruiting patients through a mail program. Boling Clinical Trials paid the Company for this invoice of $7,200. The Company does not have any formal agreement in place with Boling Clinical Trials, as it needs to determine how to structure its fee for recruitment services. The Company does not expect to generate positive cash flows from operations until it can further define its it patient recruitment abilities, and develop a client base. The company believes that it has sufficient liquidity and cash reserves for the next 12 months. If management can develop successful patient recruitment methodologies during its development period, in order to expand its operations beyond Southern California, management believes it will need to raise approximately $50,000-$75,000. While these expectations are formulated based upon prudent and conservative presumptions, there can be no assurance that in fact such projections will indeed come to fruition. The company does believe however, that by positioning itself as a fully reporting company with the U.S. Securities and Exchange Commission, it will secure a more optimal position in the view of the investing public to invest funds in the Company. As such management believes that it would be more likely to attract additional investors via potential private placements for additional capitalization.

It should be noted that any investor investing in a private placement will hold restricted securities. In order for such investor to sell such securities, they must register the resale or the investor must have a valid exemption. Notwithstanding such an assessment, the company is not presently aware of any specific interest from potential investors, nor is management certain that such additional private capital will be available or that the company will in fact be successful in securing additional capital. The raising an additional $50,000 to $75,000 privately via the issuance of common stock, debt, or hybrid instruments as of yet not determined. This capital infusion shall be used mainly for furtherance of the company's business plan to expand its customer base and enhance its patient recruitment strategies. If the company cannot succeed in implementing such a strategy, then its prospects for growth are substantially undermined. There are no guarantees that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management. If additional financing does not become available to the Company, Clinical Trials may be forced to terminate it business.

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

There remains no guarantees that other companies might not be working on similar plans and that some of these may have better funding or more workable business plans. These could curtail the Company's earning potential or even force it out of business entirely.

(ii) Management believes that the Company's future growth and success will be largely dependent on its ability to find physician researchers who need help in recruiting patients for their clinical studies.

(iii) The Company does not expect to purchase or sell any of its facilities or equipment.

B.  Segment Data

Clinical Trials has only one business segment, therefore, no table showing percentage breakdown of revenue by business segment or product line is included.

Going Concern - The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated minimal revenues. In order to obtain the necessary capital, the Company raised funds via private offering. If the securities offering does not provide sufficient capital, the shareholder of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. (See Financial Footnote 3.)


Results of Operations
---------------------

For the year ended December 31, 2002, the Company generated $7,200 in revenues. This cannot be compared to last year, as the Company was first incorporated on April 22, 2002. For year ended, the Company had revenues of $7,200 and incurred a net loss $28,691. The net loss for the year ended December 31, 2002 included executive compensation of $8,000; general and administrative expenses of $26,291; and general and administrative expenses-related party of $1,600.

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can define a better strategy to build a clinical investigators' customer base. Management does not believe the company will generate any significant profit in the near future, as developmental, marketing and administrative costs will most likely exceed any anticipated revenues.

ITEM 7.  FINANCIAL STATEMENTS.




                     Clinical Trials Assistance Corporation

                               Balance Sheet
                                   as of
                             December 31, 2002

                                    and

                          Statement of Operations,
                   Changes in Stockholders' Equity, and
                                 Cash Flows
                           for the period ended

                               TABLE OF CONTENTS



TABLE OF CONTENTS


                                                                   PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Changes in Stockholder's Equity                       F-4

Statement of Cash Flows                                            F-5

Notes to Financial Statements                                      F-6-11


BECKSTEAD AND WATTS, LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS


                                                    3340 Wynn Road, Suite B
                                                        Las Vegas, NV 89102
                                                               702.257.1984
                                                         702.362.0540 (fax)

                      INDEPENDENT AUDITORS' REPORT


Board of Directors
Clinical Trials Assistance Corporation
Las Vegas, Nevada

We have audited the Balance Sheet of Clinical Trials Assistance Corporation (the "Company"), as of December 31, 2002, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinical Trials Assistance Corporation as of December 31, 2002, and the results of its operations and cash flows for the period then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
----------------------------

March 30, 2003

                     CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET


BALANCE SHEETS

                                                                   December 31,
                                                                        2002
                                                                   -------------
                                                                       ASSETS
Assets

Current assets:
   Cash                                                            $     15,909
                                                                   ------------
     Total current assets                                                15,909
                                                                   ------------

                                                                   $     15,909
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                                               $          -
                                                                   ------------

Stockholders' equity:
   Preferred stock - Series A, $0.001 par
     value, 2,000,000 shares authorized,
     no shares issued and outstanding                                         -
   Preferred stock - Series B, $0.001 par
     value, 2,000,000 shares authorized,
     no shares issued and outstanding                                         -
   Preferred stock - Series C, $0.001 par
     value, 1,000,000 shares authorized,
     no shares issued and outstanding                                         -
   Common stock - Class A, $0.001 par
     value, 20,000,000 shares authorized,
     12,000,000 shares issued and outstanding                            12,000
   Additional paid-in capital                                            32,600
   (Deficit) accumulated during development stage                       (28,691)
                                                                   -------------
                                                                         15,909
                                                                   ------------
                                                                   $     15,909
                                                                   ============

                     CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS


STATEMENT OF OPERATIONS

                                                                April 22, 2002
                                                                (Inception) to
                                                                December 31,
                                                                     2002
                                                                --------------
Revenue                                                         $       7,200
                                                                --------------

Expenses:
   Executive compensation                                               8,000
   General and administrative expenses                                 26,291
   General and administrative expenses - related party                  1,600
                                                                --------------
     Total expenses                                                    35,891
                                                                --------------

Net (loss)                                                      $     (28,691)
                                                                ==============

Weighted average number of common shares outstanding -
   basic and fully diluted                                         10,417,323
                                                                ==============

Net (loss) per share - basic and fully diluted                  $      (0.00)
                                                                ==============


                    CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        (Deficit)
                                                       Accumulated
                             Common Stock   Additional During the      Total
                         ------------------  Paid-in   Development Stockholders'
                            Shares   Amount  Capital      Stage       Equity
                         ---------- ------- ---------- ----------- -------------

April 2002
  Founder shares
  issued for cash        10,000,000 $10,000 $    5,000 $         - $     15,000

September 2002
  504 offering
  issued for cash         2,000,000   2,000     18,000                   20,000

December 2002
  Donated capital                                9,600                    9,600

Net (loss)
  April 22, 2002
  (inception) to
  December 31, 2002                                      (28,691)       (28,691)
                         ---------- ------- ---------- ----------- -------------

Balance,
  December 31, 2002      12,000,000 $12,000 $  32,600 $ (28,691)  $    15,909
                         ========== ======= ========== =========== =============

                     CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS


STATEMENT OF CASH FLOWS

                                                                April 22, 2002
                                                                (Inception) to
                                                                  December 31,
                                                                     2002
                                                                --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                      $     (28,691)
Non-cash general and administrative expense                             1,600
Non-cash executive compensation                                         8,000
                                                                --------------
Net cash (used) by operating activities                               (19,091)
                                                                --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                        -
                                                                --------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of common stock                                           35,000
                                                                --------------
Net cash provided by financing activities                              35,000
                                                                --------------

Net increase in cash                                                   15,909
Cash - beginning                                                            -
                                                                --------------
Cash - ending                                                   $      15,909
                                                                ==============
Supplemental disclosures:
   Interest paid                                                $           -
                                                                ==============
   Income taxes paid                                            $           -
                                                                ==============



                   Clinical Trials Assistance Corporation
                        (a Development Stage Company)
                                    Notes

Note 1 - History and organization of the company

The Company was organized April 22, 2002 (Date of Inception) under the laws of the State of Nevada, as Clinical Trials Assistance Corporation. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value class A common stock, 2,000,000 shares of $0.001 par value series A preferred stock, 2,000,000 shares of $0.001 par value series B preferred stock, and 1,000,000 shares of $0.001 par value series C preferred stock. The series A preferred stock has voting rights with each share having a voting weight equal to 10 shares of 0.001 par value class A common stock, and each share may be converted to 10 shares of 0.001 par value class A common stock. The series B preferred stock has voting rights with each share having a voting weight equal to 2 shares of 0.001 par value class A common stock, and each share may be converted to 2 shares of 0.001 par value class A common stock. The series C preferred stock has no voting rights.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002.

Revenue recognition
-------------------

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                   Clinical Trials Assistance Corporation
                        (a Development Stage Company)
                                    Notes


Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.


Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
As of December 31, 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                   Clinical Trials Assistance Corporation
                        (a Development Stage Company)
                                    Notes

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
------------

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

                   Clinical Trials Assistance Corporation
                        (a Development Stage Company)
                                    Notes

Recent pronouncements (continued)
---------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN
No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003.
The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

                   Clinical Trials Assistance Corporation
                        (a Development Stage Company)
                                    Notes



Stock-Based Compensation
------------------------

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
--------

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated minimal revenues. In order to obtain the necessary capital, the Company raised funds via private offering. If the securities offering does not provide sufficient capital, the shareholder of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which
requires use of the liability method.   SFAS No.  109 provides that deferred
tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

                   Clinical Trials Assistance Corporation
                        (a Development Stage Company)
                                    Notes


Note 4 - Income taxes (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                    ------
                   Total                               -%
                                                    ======

As of December 31, 2002, the Company has a net operating loss carry forward of approximately $19,086, for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2022.

Note 5 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value class A common stock, 2,000,000 shares of it $0.001 par value series A preferred stock, 2,000,000 shares of it $0.001 par value series B preferred stock, and 1,000,000 shares of it $0.001 par value series C preferred stock.

On April 30, 2002, the Company issued 10,000,000 shares of its $0.001 par alue class A common stock to an individual who is an officer and director of the Company in exchange for cash of $15,000.

On September 30, 2002, the Company closed and issued 2,000,000 shares of its $0.001 par value class A common stock in a Regulation D, Rule 504 offering for total cash received of $20,000.

There have been no other issuances of common and/or preferred stock.

Note 6 - Warrants and options

As of December 31, 2002, there are no warrants or options outstanding to acquire any additional shares of common and/ or preferred stock.

Note 7 - Related party transactions

On April 30, 2002, the Company issued 10,000,000 shares of its $0.001 par value class A common stock to an individual who is an officer and director of the Company in exchange for cash of $15,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The names, ages and positions of the Company's directors and executive officers are as follows:


Name                     Age                Position              Appointed
------------             ---      ---------------------------     ---------
Kamill Rohny             62       Chairman of the Board           April, 2002
                                  President, CEO, CFO
                                  Secretary

Eugene P. Boling, M.D.   52       Director                        Nov., 2002
-----------------------------------------------------------------------------

B.  Family relationships

None.

C.  Work Experience

Kamill Rohny, Director, President, CEO/CFO, Secretary
-----------------------------------------------------------------

Kamill Rohny had 32-years of service (December, 1969 through February, 2002) with Procter & Gamble Pharmaceuticals (formerly known as Norwich Eaton Pharmaceuticals). He voluntarily retired from the Company in February, 2002.

While at Procter and Gamble Pharmaceuticals, Kamill Rohny was a Regional Scientific Manager of the Professional Scientific Organization of Procter & Gamble Pharmaceuticals, leading and executing educational and clinical research projects, disseminating scientific data to national and regional physician thought leaders, in one-on-one and group settings. This resulted in the education of current and future treatment modalities and included patient recruitment activities.

Key strategies and activities included but were not limited to, working with clinical research departments in identifying investigators, clinical research centers, including site assessment and pre-study visits and served as a conduit for handling independent research proposals.

During his last year at Procter and Gamble Pharmaceuticals, Mr. Rohny designed, tested and implemented a patient recruitment program for people with osteoporosis that helped participants improve their bone health through self management. The company implemented his recruitment programs on a national level. These programs were not offered to physicians by any other pharmaceutical company. Pharmaceutical companies are in business to sell their pharmaceutical products through physician prescriptions. This was a patient recruitment program offered by a pharmaceutical which helped build goodwill and did not directly sell pharmaceutical products. After Mr. Rohny retired from Procter and Gamble Pharmaceuticals, his former employer did not actively pursue patient recruitment programs.

He plans to develop 25-30 hours per week to Clinical Trials Assistance Corporation ("CTAC").


Eugene P. Boling, M.D., F.A.C.P., F.A.C.R., Director
----------------------------------------------------

Office Address: 8283 Grove Avenue, Suite 203, Rancho Cucamonga, California 91730; Medical License # G57099

Private Practice Physician: Establishment of a single specialty group rheumatology practice. The practice services an area in Southern California populated by of 500-600,000 people. Practice employs and is supported by twelve full time and five part-time personnel (not including the physician). 1986 to present.

Research Practice: Boling Clinical Trials a.k.a. Inland Clinical Research. 1989 to present. Boling Clinical Trials works with approximately fifteen pharmaceutical and biotechnology companies, in conducting human clinical trials for pharmaceutical products in their final stages of approval by the FDA. Dr. Boling is responsible for screening clinical study candidates and evaluating their response to these treatment modalities. The results of his work will help determine whether or not a pharmaceutical product offers any marked patient benefit and its subsequent FDA approval.

Clinical Assistant Professor, Rheumatology Department University of Southern California/ Los Angeles County Hospital 1987-1994 Clinical Assistant Professor, Rheumatology Department, Department of Medicine, Loma Linda University Loma Linda, California 1987-1997.

Military Service: Staff Internist, Malcolm Grow USAF Hospital, Andrew AFB, Wash. D.C. 1979-1981; Fellowship 1981-1983; Staff Rheumatologist, Malcolm Grow, USAF Hospital, 1983-1986; Visiting Research Institute, Naval Medical Research Institute, Bethesda, Maryland, 1983-1986; Acting Director, Malcolm Grow U.S.
Air Force Rheumatology fellowship program, 1983-1986.

Education: FELLOWSHIP: Johns Hopkins University, 1981-1983. Baltimore, Maryland Rheumatology fellowship; RESIDENCY: University of Utah, 1977-1979. Salt Lake City, Utah. INTERNSHIP: University of Utah, 1976-1977. Bachelor of Science, University of California at Los Angeles School of Medicine, 1972-1976; M.D. Degree. Loyola University Los Angeles, 1968-1972.

D.   Involvement on Certain Material Legal Proceedings During the Last Five
     Years

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

 (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

ITEM 10.  EXECUTIVE COMPENSATION.


Compensation of Executive Officer/Director

Name                     Title           Salary     Bonus    Common Stock
----------------------------------------------------------------------
Kamill Rohny(1)         President/CEO    (1)        None     None
Eugene P. Boling, M.D.  Director         None       None     None

All Executive Officers as a Group (2 persons)


(1) An officer of the Company agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The estimated fair market value of the services rendered is valued at $12,000 per year.
Total officer compensation expense is $8,000 for the 8 months ended December
31, 2002. The sole officer will not be compensated for services previously provided, he will only be compensated on a going forward bases at the time until the Company can generate enough revenues to support salaries on a regular basis.

The Company currently does not have employment agreements with its executive officers. The executive officer will not draw any salary until the Company can generate a profit for three consecutive Quarters. Kamill Rohny, is currently involved in other activities.

(ii)  Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated for the period from April 22, 2002 to December 31, 2002 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2002, by each person known by Benchmark Technology Corporation, to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.

A. The following table sets forth information concerning stock ownership of (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                            Amount
Title    Name and Address                   of shares               Percent
of       of Beneficial                      held by      Date         of
Class    Owner of Shares         Position   Owner        Acquired    Class
-----------------------------------------------------------------------------

Common   Kamill Rohny            Pres./CEO  10,000,000   04/30/02    83.33%
         Eugene P. Boling, M.D.  Director            0          -        -
-----------------------------------------------------------------------------
All Executive Officers as
       a Group (2 persons)                  10,000,000               83.33%


(1) c/o Clinical Trials Assistance Corporation, 2078 Redwood Crest, Vista, California 92083.

B.  Persons Sharing Ownership of Control of Shares

    Kamill Rohny owns and shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

    The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

    There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of the Issuer

    Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of Beckstead and Watts, LLP, Certified Public Accountants, 3340 Wynn Road, Suite C,
Las Vegas, NV 89102, Phone: (702) 257-1984. There Certified Public Accountants were hired to perform audited financials for the Company. Beckstead and Watts, LLP, own no stock in the Company. The company has no formal contracts its CPA, who is paid on a fee-for-service basis.

The Company is conducting an evaluation of its recruiting methods at Boling Clinical Trials, a.k.a. Inland Clinical Research in Rancho Cucamonga, California. This research facility is owned and operated by Eugene P. Boling, M.D. who is a Director of the Company. This arrangement benefits both the Company and Dr. Boling, in that, it helps the Company develop and define its methodologies for recruiting patients in a real clinical setting; and, it helps Dr. Boling recruit patients for his clinical studies. Dr. Boling receives no direct compensation from the Company other than the Company helping him to recruit patients. Dr. Boling provides the management of the Company with feedback as to which methodologies work best in recruiting patients during this developmental program. Once the Company defines its methodologies, and markets its services to other medical research centers, it will most likely to continue recruiting patients for Dr. Boling's research clinic to further refine and develop its recruiting methods.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     23     Consent of Beckstead and Watts, LLP

     99 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)  REPORTS ON FORM 8-K

Not applicable.


ITEM 14 - CONTROL AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

                                       Clinical Trials Assistance Corporation
                                       --------------------------------------
                                                 (Registrant)

Dated:  April 1, 2003                  By:  /s/ Kamill Rohny
                                           ---------------------------------
                                                Kamill Rohny
                                                Chairman of the Board
                                                President, Secretary
                                                Chief Executive Officer
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Kamill Rohny                     April 1, 2003
-------------------------------------
          Kamill Rohny
          Chief Executive Officer and
          Chief Financial Officer

EXHIBIT 99.1

                        Clinical Trials Assistance Corporation


   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kamill Rohny, Chief Executive Officer and Chief Financial
Officer of Clinical Trials Assistance Corporation (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  April 1, 2003         Signature:  /s/ Kamill Rohny
        -----------------                 -----------------------------
                                              Kamill Rohny
                                              Chief Executive Officer
                                              Chief Financial Officer