Form 10QSB
period 2003-03-31
CLINICAL TRIALS ASSISTANCE CORP
filed 2003-05-13
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003.
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-50095
--------------------------------------------------------------------------

                  Clinical Trials Assistance Corporation
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Nevada                                  27-0009939
-------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

     2078 Redwood Crest, Vista, California              92083-7340
   ------------------------------------------         --------------
    (Address of principal executive offices)            (zip code)

Issuer's telephone number:   (760) 727-8448    Fax number:  (760) 598-2611
                             --------------                 --------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, As of March 31, 2003, the issuer had 12,000,000 shares of common stock outstanding. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of March 31, 2003.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Independent Accountant's Report......................    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................   8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10

Item 3.   Controls and Procedures..............................   14



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended . The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS REVIEW REPORT


May 3, 2003

Board of Directors
Clinical Trials Assistance Corporation
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Clinical Trials Assistance Corporation (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and for the period April 22, 2002 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and for the period April 22, 2002 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP

                   Clinical Trials Assistance Corporation
                       (a Development Stage Company)
                               Balance Sheet


Balance Sheet

                                                     (unaudited)
                                                      March 31,   December 31,
                                                         2003         2002
                                                     -----------  ------------

Assets


Current assets:
   Cash                                              $    11,752  $     15,909
                                                     -----------  ------------
                                                          11,752        15,909
                                                     -----------  ------------
                                                     $    11,752  $     15,909
                                                     ===========  ============

Liabilities and Stockholders' Equity

Current liabilities:                                 $         -  $          -
                                                     -----------  ------------

Stockholders' equity:
   Preferred stock - Series A, $0.001 par value,
     2,000,000 shares authorized, no shares
     issued and outstanding                                    -             -
   Preferred stock - Series B, $0.001 par value,
     2,000,000 shares authorized, no shares
     issued and outstanding                                    -             -
   Preferred stock - Series C, $0.001 par value,
     1,000,000 shares authorized, no shares
     issued and outstanding                                    -             -
   Common stock - Class A, $0.001 par value,
     20,000,000 shares authorized, 12,000,000
     shares issued and outstanding                        12,000        12,000
   Additional paid-in capital                             32,600        32,600
   (Deficit) accumulated during development stage        (32,848)      (28,691)
                                                     -----------  ------------
                                                          11,752        15,909
                                                     -----------  ------------
                                                     $    11,752  $     15,909
                                                     ===========  ============

  The accompanying notes are an integral part of these financial statements.

                   Clinical Trials Assistance Corporation
                       (a Development Stage Company)
                          Statement of Operations
                                (unaudited)
                 For the Three Months Ending March 31, 2003
       and For the Period April 22, 2002 (Inception) to March 31, 2003


Statement of Operations

                                                  Three Months  April 22, 2002
                                                     Ending     (Inception) to
                                                    March 31,      March 31,
                                                      2003           2003
                                                  ------------  --------------
Revenue                                           $          -  $        7,200
                                                  ------------  --------------

Expenses:
   Executive compensation                                    -           8,000
   General & administrative expenses                     4,157          30,448
   General & administrative expenses-related party           -           1,600
                                                  ------------  --------------
                                                         4,157          40,048
                                                  ------------  --------------

Net (loss)                                        $     (4,157) $      (32,848)
                                                  ============  ==============

Weighted average number of common shares
   outstanding - basic and fully diluted            12,000,000      10,417,323
                                                  ============  ==============

Net (loss) per share - basic and fully diluted    $      (0.00) $        (0.00)
                                                  ============  ==============

  The accompanying notes are an integral part of these financial statements.

                   Clinical Trials Assistance Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows
                                (unaudited)
                 For the Three Months Ending March 31, 2003
       and For the Period April 22, 2002 (Inception) to March 31, 2003


Statement of Cash Flows

                                                  Three Months  April 22, 2002
                                                     Ending     (Inception) to
                                                    March 31,      March 31,
                                                      2003           2003
                                                  ------------  --------------
Cash flows from operating activities
Net (loss)                                              (4,157)        (28,691)
Non-cash general and administrative expenses                 -           1,600
Non-cash executive compensation                   $          -  $        8,000
                                                  ------------  --------------
Net cash (used) by operating activities                 (4,157)        (19,091)
                                                  ------------  --------------

Cash flows from investing activities                         -               -
                                                  ------------  --------------

Cash flows from financing activities
   Issuances of common stock                                 -          35,000
                                                  ------------  --------------
Net cash provided by financing activities                    -          35,000
                                                  ------------  --------------

Net increase in cash                                    (4,157)         15,909
Cash - beginning                                        15,909               -
                                                  ------------  --------------
Cash - ending                                     $     11,752  $       15,909
                                                  ============  ==============

Supplemental disclosures:
   Interest paid                                  $          -  $            -
                                                  ============  ==============
   Income taxes paid                              $          -  $            -
                                                  ============  ==============

  The accompanying notes are an integral part of these financial statements.

                    Clinical Trials Assistance Corporation
                         (a Development Stage Company)
                                     Notes


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.



Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $32,848 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                    Clinical Trials Assistance Corporation
                         (a Development Stage Company)
                                     Notes



Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Clinical Trials Assistance Corporation ("CTAC") or ("the Company") is a development stage company which plans to help physician researchers recruit appropriate patients to participate in specific clinical research trials sponsored by the pharmaceutical industry. In helping the investigative sites to recruit patients for clinical studies, by developing effective recruitment programs, which enlist patients to participate in the early stages of these studies, clinical recruitment companies help the pharmaceutical industry shorten its development cycles and reduce the cost for evaluating new pharmaceutical products. There are no assurances that the Company will be able to recruit patients faster than its competition.

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

In order to accomplish these objectives, the Company has established a business development program with Eugene Boling, MD, a Board Certified Rheumatologist, located at Boling Clinical Trials ("Boling"), located at 8263 Grove Avenue, Suite 100, Rancho Cucamonga, CA 91730, who is also a director of the Company. This business development program is measured by the number of patients enrolled in Boling's clinical trials. CTAC has participated in recruiting patients for two separate studies at Boling Clinical Trails, and the Company is in process of recruiting patients two additional patient studies for Boling Clinical Trials. The clinical studies included recruitment for an osteoporosis study and a rheumatoid arthritis study. The Company's best results in the recruitment of patients for these two studies came from a targeted post card mail program directed to an older age group, in zip codes adjacent to Boling Clinical Trials. Once this business development program is complete, the Company can determine how to best implement its business model.

Going Concern - The Company experienced operating losses for the period ended March 31, 2003. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.


Results of Operations
---------------------

During the First Quarter ended March 31, 2003, the Company generated no revenues. This cannot be compared to the same period last year, since the Company was first incorporated on April 22, 2002. The Company did generate $7,200 in revenues since its inception. For the Quarter ended March 31, 2003, the Company incurred a net loss of $4,157. The net loss for the current Quarter included general and administrative expenses of $4,157. During the First Quarter, the Company continued to formulate its business development program. Since the Company's inception on April 22, 2002, the Company has lost $32,848.

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


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can develop a patient recruitment program. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

Liquidity and Capital Resources
-------------------------------

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

Employees
---------

The Company currently has one employee who is also an officer and and director of the Company. The Company does not plan to hire any additional employees until it can become an profitable entity.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock
---------------------------------

Market Information
------------------

The common stock of the Company is not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the irrigation industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------
   23       Consent of Experts

   99       Certification Pursuant to Title 18, United States
            Code, Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002


(b)  Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K for the Quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Clinical Trials Assistance Corporation
                          --------------------------------------
                                       (Registrant)

Dated:  May 12, 2003    By:  /s/ Kamill Rohny
                                -----------------------
                                 Kamill Rohny
                                 Chief Executive Officer
                                 Chief Financial Officer


                    CLINICAL TRIALS ASSISTANCE CORPORATION

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CLINICAL TRIALS ASSISTANCE CORPORATION


Date: May 12, 2003                      By: /s/ Kamill Rohny
                                        -------------------------
                                                Kamill Rohny
                                                Chief Executive Officer

                                  CERTIFICATION

I, Kamill Rohny, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Clinical Trials Assistance Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003                             /s/ Kamill Rohny
------------                            ------------------------------------
                                            Kamill Rohny
                                            Chief Executive Officer
                                            Chief Financial Officer