Form 10QSB
period 2003-06-30
CLINICAL TRIALS ASSISTANCE CORP
filed 2003-08-14
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003.
- --------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
- --------------------------------------------------------------------------

                     Commission File Number: 000-50095
- --------------------------------------------------------------------------

                  Clinical Trials Assistance Corporation
- --------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Nevada                                  27-0009939
- -------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

     2078 Redwood Crest, Vista, California              92083-7340
   ------------------------------------------         --------------
    (Address of principal executive offices)            (zip code)

Issuer's telephone number:   (760) 727-8448    Fax number:  (760) 598-2611
                             --------------                 --------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, As of June 30, 2003, the issuer had 12,000,000 shares of common stock outstanding. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of June 30, 2003.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Independent Accountant's Report......................    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................    8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    9

Item 3.   Controls and Procedures..............................   13



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  14

Signatures......................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended . The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended, follow.

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


                     INDEPENDENT ACCOUNTANTS REVIEW REPORT

August 9, 2003

Board of Directors
Clinical Trials Assistance Corporation
Las Vegas, NV

We have reviewed the accompanying balance sheet of Clinical Trials Assistance Corporation (a Nevada corporation) as of June 30, 2003 and the related statements of operations for the six-month and three-months ended June 30, 2003 and for the period April 22, 2002 (Inception) to June 30, 2002, and statements of cash flows for the six-months ended June 30, 2003 and for the period April 22, 2002 (Inception) to June 30, 2002. These financial statements are the responsibility of the Company's management.

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


Beckstead and Watts, LLP

                     Clinical Trials Assistance Corporation
                                Balance Sheet



Balance Sheet


                                                              (unaudited)
                                                                June 30,
                                                                  2003
                                                              -----------
Assets

Current assets:
 Cash                                                         $   121,203
                                                              -----------
                                                                  121,203
                                                              -----------
                                                              $   121,203
                                                              ===========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                             $    19,908
                                                              -----------
                                                              $    19,908
                                                              -----------

Stockholders' equity:
 Preferred stock - Series A, $0.001 par value, 2,000,000
  shares authorized, no shares issued and outstanding                   -
 Preferred stock - Series B, $0.001 par value, 2,000,000
  shares authorized, no shares issued and outstanding                   -
 Preferred stock - Series C, $0.001 par value, 1,000,000
  shares authorized, no shares issued and outstanding                   -
 Common stock - Class A, $0.001 par value, 20,000,000
  shares authorized, 12,000,000 shares issued and outstanding      12,000
 Additional paid-in capital                                        32,600
 Retained earnings (deficit) accumulated during
  development stage                                                56,695
                                                              -----------
                                                                  101,295
                                                              -----------
                                                              $   121,203
                                                              ===========

  The accompanying notes are an integral part of these financial statements.

                    Clinical Trials Assistance Corporation
                            Statement of Operations
                                  (unaudited)


Statement of Operations


                  For the Six   April 22, 2002  For the Three  April 22, 2002
                  Months Ended  (Inception) to  Months Ended   (Inception) to
                  ------------  --------------  -------------  --------------
                            June 30,                       June 30,
                  ----------------------------  -----------------------------
                      2003           2002            2003            2002
                  ------------  --------------  -------------  --------------
Revenue           $    130,027  $            -  $     130,027  $            -
Cost of services        29,508               -         29,508               -
                  ------------  --------------  -------------  --------------
                       100,519               -        100,519               -

Expenses:
 General &
  administrative
  expenses              15,133          11,380         10,976          11,380
                  ------------  --------------  -------------  --------------
                        15,133          11,380         10,976          11,380
                  ------------  --------------  -------------  --------------

Net income (loss) $     85,386  $      (11,380)        89,543  $      (11,380)
                  ============  =============== =============  ===============

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted            12,000,000      10,000,000     12,000,000      10,000,000
                  ============  ==============  =============  ==============

Net (loss) per share
 - basic and fully
 diluted          $       0.01  $        (0.00)          0.01  $        (0.00)
                  ============  ==============  =============  ==============

  The accompanying notes are an integral part of these financial statements.

                      Clinical Trials Assistance Corporation
                             Statement of Cash Flows
                                  (unaudited)


Statement of Cash Flows

                                                For the Six Months Ended
                                                ------------------------
                                                         June 30,
                                                ------------------------
                                                    2003        2002
                                                -----------  -----------
Cash flows from operating activities
Net income                                           85,386      (11,380)
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Increase in accounts payable                        19,908            -
                                                -----------  -----------
Net cash (used) by operating activities             105,294      (11,380)
                                                -----------  ------------

Cash flows from financing activities
 Issuances of common stock                                -       15,000
                                                -----------  -----------
Net cash provided by financing activities                 -       15,000
                                                -----------  -----------

Net increase in cash                                105,294        3,620
Cash - beginning                                     15,909            -
                                                -----------  -----------
Cash - ending                                   $   121,203  $     3,620
                                                ===========  ===========
Supplemental disclosures:
   Interest paid                                $         -  $         -
                                                ===========  ===========
   Income taxes paid                            $         -  $         -
                                                ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                    Clinical Trials Assistance Corporation
                                     Notes


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


Note 2 - Revenue recognition

Clinical Trials Assistance Corporation helps physician researchers recruit appropriate patients to participate in specific clinical research trials sponsored by the pharmaceutical industry. The Company recognizes revenue as it invoices its customers (physician researchers) on a "completed contract basis" based on the number of patients it generates to call the research center for an appointment to participate in a clinical study. Costs are recognized upon completion of the of the contracted recruitment campaign in order to match revenue generated from the campaign. For the six months ended June 30, 2003, the Company recognized a total of $130,027 in revenue.


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

Clinical Trials Assistance Corporation helps physician researchers find patients for ongoing clinical studies. These clinical trials would be conducted in a physician's office, hospital setting, or private clinic, who have separately contracted with a major pharmaceutical Company or U.S. Government agency to test developmental pharmaceutical products, which have been approved by the Food and Drug Administration ("FDA") for testing in humans. In some case, the pharmaceutical companies themselves conduct clinical research studies. The Company plans to solely focus on patient recruitment for these clinical studies. Said differently, the Company helps these researchers find patients for on-going studies. The researchers screen and evaluate whether these patients qualify for these studies. The Company does not plan to involve itself with data analysis, regulatory services, quality assurance and other consultation services. The actual clinical trials are performed at the investigative sites as approved by the FDA. The Company's business is currently focused on the U.S. markets.

In order to accomplish these objectives, the Company established a business development program with Eugene Boling, MD, a Board Certified Rheumatologist, located at Boling Clinical Trials ("Boling"), located at 8263 Grove Avenue, Suite 100, Rancho Cucamonga, CA 91730, who is also a director of the Company.

During the Second Quarter ended June 30, 2003, the Company had the opportunity to expand its business recruitment activities with other clinical trials centers throughout the U.S. Most of the Company's business came through word-of-mouth referrals from medical centers conducting clinical trials for osteoporosis and arthritis studies.

Results of Operations
---------------------

During the Second Quarter ended June 30, 2003, the Company generated $130,027 in revenues. It is difficult to compare these figures to the same period last year, since the Company was first incorporated on April 22, 2002. For the Quarter ended June 30, 2003, the Company generated $130,027 in revenues with cost of services of $29,508, general and administrative expenses of $15,133 with a net income of $85,386. It should be noted that the Company incurred additional expenses of $19,908 during the period, which would reduce net income to $65,478 after these accounts payable have been paid.

The major components to expenses faced by the company in its day to day operations includes developing databases of potential patients, based on demographic information, mailing programs and general administrative expenses. If the Company can maintain its profitability, the company will access salaries, rent and add additional personnel to the payroll. Management intends to continue minimize costs until such a time in its discretion it believes expansion would be prudent. One element in making this determination is positive cash flow on continuous quarterly basis. If or when the company is successful in achieving this continuous quarterly positive cash flow, it is likely that the company will consider expanding its personnel which will increase costs.


Plan of Operation
-----------------

Management believes that the Company has enough funds to sustain itself for The remainder of the calendar year 2003. Management is still in the process of developing its business plan in seeking recruitment methodologies to recruit patients for other disease states than osteoporosis and arthritis.

Liquidity and Capital Resources
- -------------------------------

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

Employees
----------

The Company currently has two employees who are also an officers and directors of the Company. The Company does not plan to hire any additional employees until it can become an profitable entity.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock
---------------------------------

Market Information
------------------

The common stock of the Company is not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. The Company has applied for listing of its common stock on the Over the Counter Bulletin Board. At the time of this filing, the Company is still in the review process with the NASD.

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------
     99     Certification Pursuant to Title 18, United States
            Code, Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002


(b)  Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K for the Quarter ended June 30, 2003.

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

                          Clinical Trials Assistance Corporation
                          --------------------------------------
                                       (Registrant)

Dated:  August 13, 2003    By:  /s/ Kamill Rohny
                                -----------------------
                                    Kamill Rohny
                                    Chief Executive Officer
                                    Chief Financial Officer


                    CLINICAL TRIALS ASSISTANCE CORPORATION

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CLINICAL TRIALS ASSISTANCE CORPORATION


Date: August 13, 2003                      By: /s/ Kamill Rohny
                                           -------------------------
                                                   Kamill Rohny
                                                   Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


August 13, 2003                             /s/ Kamill Rohny
---------------                            ---------------------------
                                             Kamill Rohny
                                             Chief Executive Officer
                                             Chief Financial Officer