Form 10QSB
period 2003-09-30
CLINICAL TRIALS ASSISTANCE CORP
filed 2003-11-13
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2003.
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 000-50095
---------------------------------------------------------------------------

                  Clinical Trials Assistance Corporation
---------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Nevada                                  27-0009939
-------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

     2078 Redwood Crest, Vista, California              92081-7340
   ------------------------------------------         --------------
    (Address of principal executive offices)            (zip code)

Issuer's telephone number:   (760) 727-8448    Fax number:  (760) 598-2611
                             --------------                 --------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, As of September 30, 2003, the issuer had 12,000,000 shares of common stock outstanding. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of September 30, 2003.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    3
          Statements of Operations (unaudited).................    4
          Statements of Cash Flows (unaudited).................    5
          Notes to Financial Statements........................    6

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    7

Item 3.   Controls and Procedures..............................   11



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   12

Item 2.   Changes in Securities and Use of Proceeds............   12

Item 3.   Defaults upon Senior Securities......................   12

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   12

Item 5.   Other Information.....................................  12

Item 6.   Exhibits and Reports on Form 8-K......................  12

Signatures......................................................  13

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                     Clinical Trials Assistance Corporation
                                Balance Sheet


Balance Sheet

                                                              (unaudited)
                                                             September 30,
                                                                  2003
                                                             -------------
Assets

Current assets:
   Cash                                                      $      69,574
                                                             -------------
                                                                    69,574
                                                             -------------
                                                             $      69,574
                                                             =============


Liabilities and Stockholders' Equity


Current liabilities:
   Accounts payable                                          $      19,907
                                                             -------------
                                                             $      19,907
                                                             -------------


Stockholders' equity:
   Preferred stock - Series A, $0.001 par value,
     2,000,000 shares authorized, no shares issued and
     outstanding                                                         -
   Preferred stock - Series B, $0.001 par value,
     2,000,000 shares authorized, no shares issued and
     outstanding                                                         -
   Preferred stock - Series C, $0.001 par value,
     1,000,000 shares authorized, no shares issued and
     outstanding                                                         -
   Common stock - Class A, $0.001 par value,
     20,000,000 shares authorized, 12,000,000 shares issued
     and outstanding                                                12,000
   Additional paid-in capital                                       32,600
   Net income                                                        5,067
                                                             -------------
                                                                    49,667
                                                             -------------
                                                             $      69,574
                                                             =============

  The accompanying notes are an integral part of these financial statements.

                    Clinical Trials Assistance Corporation
                            Statement of Operations
                                  (unaudited)


Statement of Operations


                  For the Nine  April 22, 2002
                  Months Ended  (Inception) to          For the Three
                  ------------  --------------          Months Ended
                         September 30,                  September 30,
                  ----------------------------  -----------------------------
                      2003           2002            2003            2002
                  ------------  --------------  -------------  --------------
Revenue           $    190,132  $        7,200  $      60,105  $        7,200
Cost of services        43,286               -         13,778               -
                  ------------  --------------  -------------  --------------
                       146,846           7,200         46,327           7,200

Expenses:
 General &
  administrative
  expenses             113,088          13,967         97,955           2,588
                  ------------  --------------  -------------  --------------
                       113,088          13,967         97,955           2,588
                  ------------  --------------  -------------  --------------

Net income (loss) $     33,758  $       (6,767)       (51,628) $        4,612
                  ============  =============== ============== ==============


Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted            12,000,000      10,000,000     10,000,000       2,002,963
                  ============  ==============  =============  ==============

Net income (loss)
 per share -
 basic and fully
 diluted          $       0.00  $        (0.00) $        0.00  $        (0.00)
                  ============  =============== =============  ===============

  The accompanying notes are an integral part of these financial statements.

                      Clinical Trials Assistance Corporation
                             Statement of Cash Flows
                                  (unaudited)


Statement of Cash Flows

                                                For the Nine Months Ended
                                                -------------------------
                                                      September 30,
                                                -------------------------
                                                    2003        2002
                                                -----------  ------------
Cash flows from operating activities
Net income                                           33,758         4,612
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Increase in accounts payable                       19,907             -
                                                -----------  ------------
Net cash (used) by operating activities              53,665         4,612
                                                -----------  ------------

Cash flows from financing activities
   Issuances of common stock                              -        15,000
                                                -----------  ------------
Net cash provided by financing activities                 -        15,000
                                                -----------  ------------

Net increase in cash                                 53,665        19,612
Cash - beginning                                     15,909             -
                                                -----------  ------------
Cash - ending                                   $    69,574  $      3,620
                                                ===========  ============


Supplemental disclosures:
   Interest paid                                $         -  $          -
                                                ===========  ============
   Income taxes paid                            $         -  $          -
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


Note 2 - Revenue recognition

Clinical Trials Assistance Corporation helps physician researchers recruit appropriate patients to participate in specific clinical research trials sponsored by the pharmaceutical industry. The Company recognizes revenue as it invoices its customers (physician researchers) on a "completed contract basis" based on the number of patients it generates to call the research center for an appointment to participate in a clinical study. Costs are recognized upon completion of the of the contracted recruitment campaign in order to match revenue generated from the campaign. For the nine months ended September 30, 2003, the Company recognized a total of $190,132 in revenue.

Note 3 - Related party transactions

Office services are provided by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Clinical Trials Assistance Corporation ("CTAL") or ("the Company") is a development stage company which plans to help physician researchers recruit appropriate patients to participate in specific clinical research trials sponsored by the pharmaceutical industry. In helping the investigative sites to recruit patients for clinical studies, by developing effective recruitment programs, which enlist patients to participate in the early stages of these studies, clinical recruitment companies help the pharmaceutical industry shorten its development cycles and reduce the cost for evaluating new pharmaceutical products. There are no assurances that the Company will be able to recruit patients faster than its competition.

Clinical Trials Assistance Corporation helps physician researchers find patients for ongoing clinical studies. These clinical trials would be conducted in a physician's office, hospital setting, or private clinic, who have separately contracted with a major pharmaceutical Company or U.S. Government agency to test developmental pharmaceutical products, which have been approved by the Food and Drug Administration ("FDA") for testing in humans.
In some case, the pharmaceutical companies themselves conduct clinical research studies. The Company plans to solely focus on patient recruitment for these clinical studies. Said differently, the Company helps these researchers find patients for on-going studies. The researchers screen and evaluate whether these patients qualify for these studies. The Company does not plan to involve itself with data analysis, regulatory services, quality assurance. The Company does provide consultation services to physicians upon request. This consultation service includes, but is not limited to helping research centers screen and retain patients more effectively. The actual clinical trials are performed at the investigative sites as approved by the FDA. The Company's business is currently focused on the U.S. markets.

In order to accomplish these objectives, the Company established a business development program with Eugene Boling, MD, a Board Certified Rheumatologist, located at Boling Clinical Trials ("BCT"), located at 8263 Grove Avenue,
Suite 100, Rancho Cucamonga, CA  91730, who is also a director of the Company.

Through the Third Quarter ended September 30, 2003, the Company had the opportunity to expand its business recruitment activities at 27 clinical trials centers throughout the U.S. Most of the Company's business came through word-of-mouth referrals from medical centers conducting clinical trials for osteoporosis and arthritis studies.

Results of Operations
---------------------

During the nine months ended September 30, 2003, the Company recognized a total of $190,132 in revenues. It is difficult to compare these figures to the same period last year, since the Company was first incorporated on April 22, 2002. For the nine months ended September 30, 2003, the Company generated $190,132 in revenues with cost of services of $43,286, general and administrative expenses of $113,088 with a net income of $33,758.

The major components to expenses faced by the company in its day to day operations includes developing databases of potential patients, based on demographic information, mailing programs and general administrative expenses. If the Company can maintain its profitability, the company will access salaries, rent, reimbursement for travel expenses and add additional personnel to the payroll. Management intends to continue minimize costs until such a time in its discretion it believes expansion would be prudent. One element in making this determination is positive cash flow on continuous quarterly basis. If or when the company is successful in achieving this continuous quarterly positive cash flow, it is likely that the company will consider expanding its personnel which will increase costs.


Plan of Operation
-----------------

Management believes that the Company has enough funds to sustain itself for The remainder of the calendar year 2003. Management is still in the process of developing its business plan in seeking recruitment methodologies to recruit patients for other disease states than osteoporosis and arthritis. Management is exploring the patient recruitment of hypertension and diabetes patients.

Management currently anticipates that the month of December, 2003, will represent its lowest volume month. Many clinical trials are postponed during the holiday season, as patients pursue holiday endeavors, rather than participate in a clinical study.

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

Employees
----------

The Company currently has two employees who are also an officers and directors of the Company. The Company does not plan to hire any additional employees until it can become an profitable entity on a consistent basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock
---------------------------------

Market Information
------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "CTAL." A limited market exists for the trading of the Company's
common stock.   There has been no trading activity in the Common Stock.
There are no assurances any trading activity will take place in the future for the Company's Common Stock.

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ---------------------------------------------------------------------------
    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b)  Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K for the Quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Clinical Trials Assistance Corporation
                          --------------------------------------
                                       (Registrant)

Dated:  November 12, 2003    By:  /s/ Kamill Rohny
        -----------------    -------------------------------
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


                                   CLINICAL TRIALS ASSISTANCE CORPORATION


Date:  November 12, 2003                    By: /s/ Kamill Rohny
       -----------------                    -------------------------------
                                                   Kamill Rohny
                                                   Chief Executive Officer