Form 10KSB
period 2003-12-31
CLINICAL TRIALS ASSISTANCE CORP
filed 2004-03-22
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

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

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

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

     State issuer's revenues for its most recent fiscal year.  $195,576

     The issuer's stock is listed on the OTC-Bulletin Board; however the issuer's stock has not traded.

     As of March 22, 2004, the Issuer had 36,000,000 shares of common stock issued and outstanding.

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

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................19
    Item 3.  Legal Proceedings.............................................19
    Item 4.  Submission of Matters to a Vote of Security Holders...........19

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......20
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....21
    Item 7.  Financial Statements..........................................24
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................25
    Item 8A. Controls and Procedures.......................................25

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................26
    Item 10. Executive Compensation........................................28
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................29
    Item 12. Certain Relationships and Related Transactions................31
    Item 13. Exhibits and Reports on Form 8-K..............................32
    Item 14. Principal Accountant Fees and Services........................33

SIGNATURES   ..............................................................34

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

A.  BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Clinical Trials Assistance Corporation, a developmental stage company, hereinafter referred to as ("the Company") or ("CTAL"), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. The original articles of the Company authorized the issuance of twenty million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. On April 30, 2002, the Company issued ten million (10,000,000) shares of its $0.001 par value Common Stock for cash of $10,000, held by one (1) shareholders of record. On March 5, 2004, at the Company's annual shareholder meeting, the shareholders approved an increase in authorized common shares to seventy million (70,000,000) at par value of $0.001 per share.

On September 30, 2002, the Company completed a private offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 2,000,000 shares of its $0.001 par value common stock to approximately 40 shareholders. On March 5, 2004, at the Company"s annual shareholder meeting, the shareholders approved a three-for-one forward stock split. As of March 15, 2004, therefore, the number of common shares issued and outstanding are thirty-six million (36,000,000).

The Company's president and CEO, Kamill Rohny, has been actively involved in the pharmaceutical industry for the past thirty-two years. After his retirement from Procter & Gamble Pharmaceuticals, he developed recruiting methodologies for patient studies. This included the identification of computer data bases to help research physicians find patients for their investigative studies. This activity by Mr. Kamill Rohny does not constitute any conflict with his past Procter & Gamble Pharmaceuticals employment.

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

The Company's plan of operations for the next twelve months are to:

1. Identify clinical research centers who need the services of CTAL to recruit patients. The success of the patient recruitment programs will be measured by the amount dollars a physician researcher is willing to spend versus the time and dollars spent to recruit patients for clinical research trials.

2. Continue to identify successful financial success models to recruit patients for clinical studies. During the past year, management has expanded its operations into patient recruitment centers located in 27 different States. Management is seeking to expand its operations to other investigative sites, such as, private practice physicians, hospitals, major medical centers, health maintenance organizations, pharmaceutical and biotechnology companies, all who conduct clinical studies.

3. Seek strategic alliances of businesses that design clinical studies but need assistance with patient recruitment. If appropriate opportunities present themselves, the Company would consider acquiring businesses, technologies, services or product(s) that the Company believes are strategic to its operations.


If in the future, the Company should seek to raise additional capital it would be accomplished via a private placement offering pursuant to Regulation D, Rule 505 or 506. There is no guarantee that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

(ii)  Principal Products and Principal Markets

Clinical Trials Assistance Corporation helps physician researchers find patients for ongoing clinical studies. These clinical trials would be conducted in a physician's office, hospital setting, or private clinic, who have separately contracted with a major pharmaceutical Company or U.S. Government agency to test developmental pharmaceutical products, which have been approved by the Food and Drug Administration ("FDA") for testing in humans. In some cases, the pharmaceutical companies themselves conduct clinical research studies. The Company plans to solely focus on patient recruitment for these clinical studies. Said differently, the Company helps these researchers find patients for on-going studies. The researchers screen and evaluate whether these patients qualify for these studies. The Company, at this time, does not involve itself with data analysis, regulatory services, quality assurance and other consultation services. The actual clinical trials are performed at the investigative sites as approved by the FDA. The Company's business is currently focused on the U.S. markets.

Management believes the Company's services to the investigative sites would allow them to build and maintain successful clinical research businesses.

Patient Recruitment
-------------------

CTAL has developed a series of patient recruitment tools for the investigative sites. These tools include: an 1-800 phone number for patients to obtain information and schedule an appointment, newspaper ads, direct mail, MD office flyers, MD to MD letters, MD to patient letters and senior centers. To date, the Company's best success in developing patient recruitment tools has been with first class pre-sorted postcard directed to specific age groups in targeted geographic locations.


Business Strategy
-----------------

The Company's business plans encompass the following strategies:

   o Market its services to physicians who conduct research projects. The clientele includes investigative sites, such as, private practice physicians, hospitals, major medical centers, health maintenance organizations, pharmaceutical and biotechnology companies, all who conduct clinical studies.

   o Identify physician researchers and offer the services of patient recruitment for these studies.

   o Based on the type of studies performed, such as targeted age group or specific illness, management has identified specific patient data base to target. The database includes renting, reassembling, and combining names and addresses and sorting by age group and gender to determine who is most likely to suffer from a particular disease state. The Company rents mailing labels from brokers who specialize collecting this type of demographic data. These mailing labels are rented on a Quarterly basis, when the Company undertakes a specific recruitment program. There is no way of knowing, who has a particular disease state to target; therefore, a mass population is targeted to receive a mailer, which invites them to participate in a study. Patients who participate in a clinical study receive: a study related physician exam, laboratory tests, free medication, and often times travel expenses and nominal fees to entice them to participate.

   o Utilize known networking groups, e.g., senior centers, churches, social clubs, ethnic groups, who conduct regular meetings among their members. to recruit these patients. These groups consists of people who talk among themselves to give the studies a word-of mouth endorsement, where the recommend that their friends are evaluated for the study. CTAL utilizes these groups by scheduling the investigative physician(s), as guest speakers, for their regular scheduled meetings. This gives the audience an opportunity to determine whether or not they wish to participate in the study, by meeting the investigative physician who will be conducting the study.

   o    Advertise for patients utilizing newspapers to recruit these patients.

   o Schedule these subject patients with the physician researchers as candidates to be evaluated for their studies.

   o Establish a reputation for Clinical Trials Assistance Corporation as a premier patient recruitment company.

(iii)  Status of Products and Services

The Company originally established a business development program with Eugene Boling, MD, a Rheumatologist at Boling Clinical Trials, located at 8263 Grove Avenue, Suite 100, Rancho Cucamonga, CA 91730. Boling Clinical Trials is one of the larger patient research centers in Southern California. This is measured by the number of patients enrolled in their clinical trials. This was shared with Dr. Boling by the sponsoring pharmaceutical companies who are conducting these studies. They can conduct as many has sixteen different patients studies at the same time. Each study seeks to enroll anywhere from 24 to 60 patients, on average. Boling Clinical Trials is situated in an area of Southern California with a surrounding population of 500-600,000 inhabitants. CTAL has participated in recruiting patients for two separate studies at Boling Clinical Trails, and the Company is in process of recruiting patients two additional patient studies for Boling Clinical Trials. The clinical studies included recruitment for an osteoporosis study and a rheumatoid arthritis study. The Company's best results in the recruitment of patients for these two studies came from a targeted mail program directed to an older age group, in zip codes adjacent to Boling Clinical Trials.

The Company has developed a variety of different postcard recruitment initiatives, an example includes:

a) The mailing of ten thousand postcards per month for a three month period, or a total of 30,000 postcards. This program generates approximately 100 patients who call schedule an initial screening with the investigative site. Approximately 9 patients are qualified for the study, and approximately 6 patients were ultimately enrolled in a clinical trial during a three month period.

b)  The second initiative is a scaled-up version of the first initiative.
    It consists of a mailing of thirty thousand postcard mailings, per month, over a three month period, or a total of 90,000 postcards. This program generates approximately 450 patients who call schedule an initial screening with the investigative site. Approximately, 27 patients are qualified for the study, and approximately 18 patients were ultimately enrolled in a clinical trial during a three month period.

Based on the results of these two examples, the end results per enrolled patient were proportionally the same based on the size of the mailing. Based on CTAL's year 2003 experience, the Company has duplicated these results throughout the country at 23 different locations.

Since CTAL has begun its recruiting activities, the average cost to recruit patients has been $1,475 -$2,000 per enrolled patient. This cost is based a targeted postcard mail program directed to an older age group, in specific zip codes. The data is based on a three month postcard mailing program of 30,000 mailings per month for a total of 90,000 mailings. The results of this postcard program has enrolled, on average, six (6) patients per month at a cost of $8,850 $12,000 per month.


The Pharmaceutical Industry
---------------------------

Currently, only an estimated 10-12% of the 50 millions individuals in the U.S. who have chronic illnesses participate in clinical trials, which means that 90% of eligible patients are not entering clinical trials (Source: CenterWatch).

According to CenterWatch, the pharmaceutical industry spent more than $30 billion in research and development in 1999 alone, with almost 40% earmarked for clinical development. Spending in this area is growing by an estimated 13% annually.

Before a new pharmaceutical or biotechnology product can be marketed in the United States, it must undergo extensive testing and regulatory review to determine its relative safety and effectiveness. Companies seeking approval of these products are responsible for performing and analyzing the results of preclinical and multi-phase clinical trials. Preclinical trials can last years and involve animal testing and laboratory analysis to determine the basic biological activity and safety of the product. Upon successful completion of the preclinical phase, the product undergoes a series of clinical tests in humans, this includes healthy volunteers as well as patients with the specific disease. Clinical trials generally take longer to perform than preclinical trials, typically lasting five to seven years. In the United States, preclinical and clinical testing must comply with the requirements of Good Clinical Practices and other standards promulgated by the Food and Drug Administration, or the FDA, and other federal and state governmental authorities. The FDA defines Good Clinical Practices as "a standard for the design, conduct, performance, monitoring, auditing, recording, analyses, and reporting of clinical trials that provides assurance that the data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial subjects are protected."

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

CTAL plans to assist the investigative sites, with planning and coordinating the patient recruitment of independent clinical trials on drugs for pharmaceutical and biotechnology companies. By assisting these investigative sites in patient recruitment, and helping them identify and enroll patients in the early stages of their clinical studies, the Company plans to facilitate faster study start-up. It is not uncommon for an investigate site to undertake a clinical study project, and not begin their patient recruitment efforts for six months after the study is scheduled to begin. CTAL by assisting physician researches in recruiting patients for their studies, at the outset of the study, plans to help will be helping the pharmaceutical and biotechnology companies conducting clinical trials to complete the clinical research process efficiently and cost effectively, by saving them time in completing these studies. According to Advanced Clinical Software, advertising effectiveness for one site, using a variety of media sources (radio, TV, newspaper, internet) can range from $500 to $2,500 cost per enrolled randomized patient.

The investigative sites typically perform the clinical trials, focusing on Phases II through IV of the drug development process. The clinical research portion of the drug development process involves selection of investigative sites to conduct the trials. The physician researchers are responsible for the actual conduct of the trials and the gathering and completion of the data generated during the trials. CTAL solely assists these sites by helping them find patients, who are subsequently screen by these physician recruiters who are in the process of conducting research studies. The physician researchers are responsible to determine whether or not these patients should be enrolled in their studies, based on the criteria of the study protocols.

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

Marketing Strategies
--------------------

CTAL assists pharmaceutical and biotechnology companies in developing and implementing patient recruitment programs to speed completion of their research studies. CTAL services include the development and implementation of advertising programs, public service announcements and other tools to assist sites in finding and enrolling suitable patients into studies.
These include, but not limited to newspaper, senior centers, churches, social clubs, and ethnic groups. The Company is investigating the utilization and subcontracting of a phone room as a tool to help the clinical investigators screen patients and set appointments. The management and training of the phone room staff would be the responsibility of the clinical investigators. The Company would help them identify a phone room to outsource these services. The purpose of the phone room is to hire and train an 24-hour answering service to screen patients and answer basic questions about the clinical study.
They would subsequently set an appointment for the patient to come into the office for further evaluation. This service would relieve the investigators staff in screening these initial calls. It was initially discovered that where investigate offices are understaffed, phone calls were unanswered and potential study patients did not pursue enrolling in a clinical study.

The Company also contacts known physicians who participate in medical studies and pharmaceutical companies who wish to conduct a pharmaceutical study. The Company markets its services to specific physicians who specialize in conducting clinical trials with these known disease states, e.g., arthritis, osteoporosis, hypertension, and diabetes.

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

CTAL markets its patient recruitment services to investigative sites, so that the physicians at these sites are not encumbered in devoting a greater percentage of their time in recruiting patients versus attending to their own practice.

The Company's success is dependent upon its ability to attract and retain high quality investigative sites and recruit patients for their active studies.

Competition
-----------

The clinical research industry is highly fragmented. The Company primarily competes with Clinical Research Organizations, other patient recruitment organizations and private practice research sites who are competing to recruit the same patients for a particular clinical study. The majority of these private practice research sites are single sites. CTAL also competes with hospitals and academic medical centers and site management organizations ("SMO"), who recruit patients for their clinical studies. No single competitor or group of competitors has a substantial presence in the recruitment of patients for clinical trials. All of the Company's competitors, who recruit patients, have greater financial resources and name recognition, greater experience in specific diseases and conditions and larger medical specialist networks than Clinical Trials Assistance Corporation.

CTAL has little experience in competing favorably in most of these areas, there are no assurances that the Company will be able to respond to these pressures or changes. Further, there are no significant barriers to entry into the recruitment of patients for clinical trials. A better funded company with knowledge of the industry could capture any potential business from CTAL.


(iv)  Risk Factors

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

b) ISSUANCE OF STOCK TO FUND THE COMPANY MAY DILUTE YOUR INVESTMENT AND REDUCE YOUR EQUITY INTEREST IN THE COMPANY.
    ---------------------------------------------------------------------

It is likely that the Company will issue additional shares of common stock or preferred stock to expand operations. The proceeds of any offering will
be used for the operations of the business.   This would include, but not
limited to hiring additional personnel, upgrading demographic data bases, and the development of marketing materials to attract new business. The consequences may be a significant dilution to shareholders' investment, and a material decrease in shareholders' equity interest in the company. Since CTAL has not made any determination with respect to new equity funding, management cannot speculate on the amount of securities which CTAL might issue. At its sole discretion, the board of directors may issue additional company securities without seeking shareholder approval. These future offerings could significantly dilute the value of any previous investor's investment value.


c)  COMPANY MAY FAIL TO CONVINCE ENOUGH CUSTOMERS TO USE ITS SERVICES.
    ------------------------------------------------------------------

The Company's has established a patient recruitment business throughout the U.S. Despite contacts and a referral base from the Company's management, if CTAL cannot establish itself as an effective business, CTAL will not be able to expand its business base. There can be no assurances that its market acceptance will be forthcoming.


d) THE COMPANY IS DEPENDENT ON ONE KEY OFFICER TO DEVELOP AND IMPLEMENT ITS BUSINESS PLAN.
   ------------------------------------------------------------------------

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

e)  PATIENT RECRUITMENT MAY INFRINGE ON PRIVACY CONCERNS.
--------------------------------------------------------

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

f) GOVERNMENT REGULATION COULD UNDERMINE THE COMPANY'S PROFITABILITY.
   ------------------------------------------------------------------

Though the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation. The services Clinical Trials Assistance Corporation provides are subject to various federal regulations.
For example, its brochures and advertisements to recruit patients are subject to a Independent Board Review and subsequent approval from the physician researchers.

g) SHARES SUBJECT TO RULE 144, IF SOLD COULD HAVE A MATERIAL NEGATIVE IMPACT UPON THE MARKET PRICE OF THE COMPANY'S SHARES.
    ------------------------------------------------------------------

On March 22, 2004, the Company had 30,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than three years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares if a market for the Common Shares should develop in the future. (See "PRINCIPAL STOCKHOLDERS")

h) RISKS ASSOCIATED WITH ACQUISITIONS MAY NOT BENEFIT THE COMPANY AND DILUTE THE VALUE OF THE COMPANY'S SHARES.
     -------------------------------------------------------------------

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

i)   LOW-PRICED STOCKS MAY AFFECT THE RESELL THE COMPANY'S SHARES.
     -------------------------------------------------------------

Although the Company's stock is listed on the OTC-Bulletin Board, as of March 22, 2004, no shares have traded. If someone where to purchase the stock, the purchasers of the shares may have difficulty selling their common stock should they desire to do so. Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges.

j)  RISKS ASSOCIATED WITH INFRINGEMENT OF INTELLECTUAL PROPERTY.
    ------------------------------------------------------------

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

(v)  Customers

The Company has established a customer base of physician researchers and six pharmaceutical companies. There are no assurances that the Company will be able to offer its services that would attract future customers from its competition.

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

(viii) Employees
----------------

The Company currently has one (1) employee, who serves as President and Chief Executive Officer. Management out-sources all printing and mailing activities. In order to further implement its business plan, management recognizes that additional staff will be required. This would include clerical personnel, and a marketing staff as required to complete the work. No assurances can be given that the Company will be able to find suitable employees that can support the future needs of the Company or that these employees can be hired on terms favorable to the Company.

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


(ix) Present Licensing Status
-----------------------------

The Company is currently incorporated in Nevada and registered with the State of California to conduct business in the State. Additionally, the Company has a business license (No. BL012608) to engage and conduct business in Vista, CA.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's administrative offices/corporate headquarters and operating facility are located at: 2078 Redwood Crest, Vista, California 92081-7340. Telephone number: (760) 727-8448. An officer of the Company provides the Company with office space. The estimated fair market value of the office space is valued at $1,000 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Registrant held its annual shareholder meeting on March 5, 2004. At this meeting the shareholders voted and approved the following proposals:

1.  To increase the number of the Company's authorized Common Shares, from twenty million (20,000,000) to seventy million (70,000,000) shares;
2.  Election of two Directors (Kamill Rohny and Eugene P. Boling, MD);
3   Forward Split the Common Stock three-for-one;
4. Approval to issue warrants to purchase up to 1,800,000 shares of the Company's Common Stock;
5.  Ratification of Beckstead and Watts, LLP as independent auditors.

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

At the Company's annual shareholder meeting, held on March 5, 2004, the shareholders approved a resolution to issue warrants to purchase up to 1,800,000 shares of Common Stock, which warrants may be accompanied by other securities or may not be accompanied by other securities of the Company.

The Company did not repurchase any of its shares during the calendar year covered by this report.

(ii) Holders
------------

The approximate number of holders of record of common stock as of March 15, 2004 was approximately forty (40).

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

On September 30, 2002, Clinical Trials completed a private offering of shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby Clinical Trials sold 2,000,000 shares of Common Stock to unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

A.  Management's Plan of Operation

(i) For the calendar year ended December 31, 2003, the Company generated revenues of $195,576 and generated a net profit of $32,310. Cost of sales represented 23% of gross revenues. As of December 31, 2003 Clinical Trials Assistance Corporation has $62,619 in available cash and no liabilities to continue its operations.

The Company has developed a methodology to recruit patients for clinical studies. This methodology begins with patient recruitment for a particular study at one research center. Upon validation that patients are recruited for this particular study, CTAL recruits patients nationwide at other medical centers where the same study is taking place. There are no assurances CTAL can duplicate these results for similar studies conducted by different investigative centers. Management believes it can currently handle a work capacity of ten studies per year. Based on the costs of advertising, developing data bases, and mailing flyers to these data bases, management expects its hard costs of services to represent approximately thirty percent of revenues generated.

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

On December 15, 2003, the directors of the Company (Kamill Rohny and Eugene Boling, MD) carried out an evaluation of the effectiveness of the on-going pilot studies to-date. They concluded that Boling Clinical Trials needs to continue and possibly increase their spending with CTAL.

Management believes that it has sufficient liquidity and cash reserves for the next 12 months. The Company is currently conducting a patient recruitment program for two major clinical studies. Based on the results of these programs, the Company may be offered to perform patient recruitment on a national basis for these two clinical studies.

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

There remains no guarantees that other companies might not be working on similar patient recruitment methodologies and that some of these competitive companies may have better funding or more workable business plans.

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


Results of Operations
---------------------

For the year ended December 31, 2003, the Company generated $195,576 in revenues versus $7,200 for the same period last year. Cost of sales for the year ended
December 31, 2003 was $45,476 or 23% of revenues.   It should be noted that the
Company was first incorporated on April 22, 2002, and during the calendar year 2002, the Company was field testing its recruitment programs. For year ended, the Company had revenues of $195,597 and generated a net profit of $32,310. The bulk of the Company's expenses included general and administrative expenses of 103,390. The majority of these expenses were related to start-up costs.

Plan of Operation
-----------------

The Company's plan of operations includes:

1. Identify clinical research centers who need the services of CTAL to recruit patients. The success of the patient recruitment programs will be measured by the amount dollars a physician researcher is willing to spend versus the time and dollars spent to recruit patients for clinical research trials.

2. Continue to identify successful financial success models to recruit patients for clinical studies. During the past year, management has expanded its operations into patient recruitment centers located in 27 different States. Management is seeking to expand its operations to other investigative sites, such as, private practice physicians, hospitals, major medical centers, health maintenance organizations, pharmaceutical and biotechnology companies, all who conduct clinical studies.

3. Seek strategic alliances of businesses that design clinical studies but need assistance with patient recruitment. If appropriate opportunities present themselves, the Company would consider acquiring businesses, technologies, services or product(s) that the Company believes are strategic to its operations.

ITEM 7.  FINANCIAL STATEMENTS.


                     CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2003 AND 2002



                                   CONTENTS
                                   --------


CONTENTS

                                                  PAGE
INDEPENDENT AUDITORS' REPORT                      F-1
BALANCE SHEETS                                    F-2
STATEMENTS OF OPERATIONS                          F-3
STATEMENT OF STOCKHOLDER'S DEFICIT                F-4
STATEMENTS OF CASH FLOWS                          F-5
NOTES TO FINANCIAL STATEMENTS                     F-6-12



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

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Clinical Trials Assistance Corporation
Las Vegas, Nevada

We have audited the Balance Sheet of Clinical Trials Assistance Corporation (the "Company"), as of December 31, 2003, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year ended December

31, 2003 and for the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinical Trials Assistance Corporation as of December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003 and for the period ended December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

Beckstead and Watts, LLP

January 16, 2004

                   Clinical Trials Assistance Corporation
                               Balance Sheet



Balance Sheet


                                                                December 31,
                                                                    2003
                                                                ------------
Assets

Current assets:
   Cash                                                         $     62,619
                                                                ------------
                                                                      62,619
                                                                ------------

                                                                $     62,619
                                                                ============

Liabilities and Stockholders' Equity

Current liabilities                                             $          -

Stockholders' equity:
  Preferred stock - Series A, $0.001 par value, 2,000,000
    shares authorized, no shares issued and outstanding                    -
  Preferred stock - Series B, $0.001 par value, 2,000,000
    shares authorized, no shares issued and outstanding                    -
  Preferred stock - Series C, $0.001 par value, 1,000,000
    shares authorized, no shares issued and outstanding                    -
  Common stock - Class A, $0.001 par value, 20,000,000 shares
    authorized, 12,000,000 shares issued and outstanding              12,000
  Additional paid-in capital                                          47,000
  Retained earnings                                                    3,619
                                                                ------------
                                                                      62,619
                                                                ------------

                                                                $     62,619
                                                                ============

  The accompanying notes are an integral part of these financial statements.

                    Clinical Trials Assistance Corporation
                           Statement of Operations



Statement of Operations


                                                   For the year April 22, 2002
                                                     Ended      (Inception) to

                                                   December 31,  December 31,
                                                      2003          2002
                                                   ------------  ------------

Revenue                                            $   195,576   $     7,200
Cost of services                                        45,476             -
                                                   ------------  ------------

                                                       150,100        7,200

Expenses:
   Executive compensation                                    -         8,000
   General & administrative expenses                   103,390        26,291
   General & administrative expenses -
     related party                                      14,400         1,600
                                                   ------------  ------------

                                                       117,790        35,891
                                                   ------------  ------------


Net income (loss)                                  $    32,310   $   (28,691)
                                                   ============  ============


Weighted average number of common shares
  outstanding - basic and fully diluted             12,000,000    12,000,000
                                                   ============  ============

Net income (loss) per share - basic and fully
  diluted                                          $      0.00   $     (0.00)
                                                   ============  ============

  The accompanying notes are an integral part of these financial statements.

                   Clinical Trials Assistance Corporation
                Statement of Changes in Stockholders' Equity


Statement of Changes in Stockholders' Equity

                                                     (Deficit)
                                                    Accumulated
                         Common Stock     Additional  During        Total
                      ------------------   Paid-in  Development  Stockholders'
                        Shares   Amount    Capital     Stage        Equity
                      ---------- -------  ----------  ---------  -------------
April 2002
 Founder shares
 issued for cash      10,000,000 $10,000  $    5,000             $     15,000


September 2002
 504 offering
 issued for cash       2,000,000   2,000      18,000                   20,000

December 2002
 Donated capital                               9,600                    9,600

Net (loss)
 April 22, 2002
 (inception) to
 December 31, 2002                                     (28,691)       (28,691)
                      ---------- -------  ----------  ---------  -------------

Balance,
December 31, 2002     12,000,000 $12,000  $   32,600  $(28,691)  $     15,909
                      ---------- -------  ----------  ---------  -------------


December 2003
 Donated capital                              14,400                   14,400

Net income
 for the year ended
 December 31, 2003                                      32,310         32,310
                      ---------- -------  ----------  ---------  -------------

Balance,
December 31, 2003     12,000,000 $12,000  $   47,000  $  3,619   $     62,619
                      ========== =======  ==========  =========  =============


  The accompanying notes are an integral part of these financial statements.

                    Clinical Trials Assistance Corporation
                           Statement of Cash Flows

Statement of Cash Flows
                                                   For the year April 22, 2002
                                                     Ended      (Inception) to
                                                   December 31,  December 31,
                                                      2003          2002
                                                   ------------  ------------
Cash flows from operating activities
Net income (loss)                                  $    32,310   $   (28,691)
Donated capital                                         14,400
Non-cash general and administrative expenses                 -         1,600
Non-cash executive compensation                              -         8,000
Adjustments to reconcile net (loss) to net cash
 (used) by operating activities:
   Increase in accounts payable                              -             -
                                                   ------------  ------------
Net cash provided (used) by operating activities        46,710       (19,091)
                                                   ------------  ------------

Cash flows from investing activities                         -             -
                                                   ------------  ------------

Cash flows from financing activities
   Issuances of common stock                                 -        35,000
                                                   ------------  ------------

Net cash provided by financing activities                    -        35,000
                                                   ------------  ------------
Net increase in cash                                    46,710        15,909
Cash - beginning                                        15,909             -
                                                   ------------  ------------
Cash - ending                                      $    62,619   $    15,909
                                                   ============  ============

Supplemental disclosures:
  Interest paid                                    $         -   $         -
                                                   ============  ============
  Income taxes paid                                $         -   $         -
                                                   ============  ============

  The accompanying notes are an integral part of these financial statements.

                    CLINICAL TRIALS ASSISTANCE CORPORATION
                                   FOOTNOTES

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized April 22, 2002 (Date of Inception) under the laws of the State of Nevada, as Clinical Trials Assistance Corporation. The Company helps physician researchers recruit appropriate patients to participate in specific clinical research trials sponsored by the pharmaceutical industry.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents
-------------------------

 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2003.

Revenue recognition
-------------------

 The Company recognizes revenue as it invoices its customers (physician researchers) on a "completed contract basis" based on the number of patients it generates to call the research center for an appointment to participate in a clinical study. Costs are recognized upon completion of the contracted recruitment campaign in order to match revenue generated from the campaign. For the year ended December 31, 2003, the Company recognized a total of $195,576 in revenue.

Advertising costs
-----------------

 The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2003.

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

                    CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


Fair value of financial instruments
-----------------------------------

 Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------

 Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003.

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

Loss per share
--------------

 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2003, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
---------

 The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                    CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


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

                    CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


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

                    CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


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


NOTE 3 - INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   -------
                   Total                               -%

                    CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES

NOTE 4 - STOCKHOLDER'S EQUITY

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

On December 31, 2002, the Company closed and issued 2,000,000 shares of its $0.001 par value class A common stock in a Regulation D, Rule 504 offering for total cash received of $20,000.

There have been no other issuances of common and/or preferred stock.

NOTE 5 - WARRANTS AND OPTIONS

As of December 31, 2003, there are no warrants or options outstanding to acquire any additional shares of common and/ or preferred stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

On April 30, 2002, the Company issued 10,000,000 shares of its $0.001 par value class A common stock to an individual who is an officer and director of the Company in exchange for cash of $15,000.

                    CLINICAL TRIALS ASSISTANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)


An officer of the Company agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The estimated fair market value of the services rendered is valued at $12,000 per year. Total officer compensation expense is $12,000 for the year ended December 31, 2003. The offsetting accounting entry is included in "paid-in capital" since the officer does not expect to be compensated until the Company can generate enough revenues to support salaries on a regular basis.

As of December 31, 2003, the Company generated $14,400 in revenue from its pilot program with one physician researcher, Eugene Boling, M.D., owner of Boling Clinical Trials. Dr. Boling is also a Company director. The Company presented Dr. Boling with an invoice for expenses it incurred in recruiting patients through a mail program. Boling Clinical Trials paid the Company for this invoice of $14,400.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.



ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, Clinical Trials Assistance Corporation carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Principal Officer/Chief Financial Officer. Based upon that evaluation, our Chief Principal Officer/Chief Financial Officer concluded that Clinical Trials Assistance Corporation disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


The names, ages and positions of the Company's directors and executive officers are as follows:


Name                     Age                Position              Appointed
------------             ---      ---------------------------     ---------
Kamill Rohny             63       Chairman of the Board           April, 2002
                                  President, CEO, CFO
                                  Secretary

Eugene P. Boling, M.D.   53       Director                        Nov., 2002
-----------------------------------------------------------------------------

B.  Family relationships

None.

Work Experience
---------------

Kamill Rohny, Director, President, CEO/CFO, Secretary
-----------------------------------------------------------------

Kamill Rohny had 32-years of service (December, 1969 through February, 2002) with Procter & Gamble Pharmaceuticals (formerly known as Norwich Eaton Pharmaceuticals). He voluntarily retired from the Company in February, 2002.

While at Procter and Gamble Pharmaceuticals, Kamill Rohny was a Regional Scientific Manager of the Professional Scientific Organization of Procter & Gamble Pharmaceuticals, leading and executing educational and clinical research projects, disseminating scientific data to national and regional physician thought leaders, in one-on-one and group settings. This resulted in the education of current and future treatment modalities.

Key strategies and activities included but were not limited to, working with clinical research departments in identifying investigators, clinical research centers, including site assessment and pre-study visits and served as a conduit for handling independent research proposals.

During his last year at Procter and Gamble Pharmaceuticals, Mr. Rohny designed, tested and implemented a patient recruitment program for people with osteoporosis that helped participants improve their bone health through self management. The company implemented his recruitment programs on a national level. These programs were not offered to physicians by any other pharmaceutical company. Pharmaceutical companies are in business to sell their pharmaceutical products through physician prescriptions. This was a patient recruitment program offered by a pharmaceutical which helped build goodwill, patient compliance and did not directly sell pharmaceutical products. After Mr. Rohny retired from Procter and Gamble Pharmaceuticals, his former employer did not actively pursue patient recruitment programs.

He plans to develop 25-30 hours per week to Clinical Trials Assistance Corporation ("CTAL").


Eugene P. Boling, M.D., F.A.C.P., F.A.C.R., Director
----------------------------------------------------

Office Address: 8283 Grove Avenue, Suite 203, Rancho Cucamonga, California 91730; Medical License # G57099

Private Practice Physician: Establishment of a single specialty group Rheumatology practice. The practice services an area in Southern California populated by of 500-600,000 people. Practice employs and is supported by twelve full time and five part-time personnel (not including the physician), 1986 to present.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Clinical Trials Assistance Corporation equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2003. Clinical Trials Assistance Corporation intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2003.


SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Kamill Rohny
    Director,
    CEO/CFO,
    President      2003     -0-            -0-           -0-
                   2002     -0-            -0-           -0-
-------------------------------------------------------------------------------
Eugene Boling, M.D.
    Director       2003     -0-            -0-           -0-
                   2002     -0-            -0-           -0-
-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted  Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
-------------------------------------------------------------------------------
Kamill Rohny
    Director
    CEO/CFO,
    President      2003    -0-           -0-                -0-       -0-
                   2002    -0-           -0-                -0-       -0-
-------------------------------------------------------------------------------
Eugene Boling, M.D.
    Director       2003    -0-           -0-                -0-       -0-
                   2002    -0-           -0-                -0-       -0-
-------------------------------------------------------------------------------


The Company currently does not have employment agreements with its executive officer. The executive officer will not draw any salary from the Company, and the Company - in order to prudently manage its limited financial resources - does not plan on compensating its executive officers for their present services rendered to the Company for the foreseeable future while Clinical Trials is in its early stages.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership

         The table below sets forth certain information with respect to beneficial ownership of our stock as of March 16, 2003 by:

         o persons known by us to be the beneficial owners of more than five percent (5%) of our issued and outstanding common or preferred stock;
         o  each of our executive officers and directors; and
         o  all of our officers and directors as a group.

                                              Amount
Title    Name and Address                     of shares               Percent
of       of Beneficial                        held by      Date         of
Class    Owner of Shares           Position   Owner (1)   Acquired    Class (2)
--------------------------------------------------------------------------------

Common   Kamill Rohny (3)          Pres./CEO  30,000,000   04/30/02    83.33%

         Eugene P. Boling, M.D.(3) Director            0          -        -
--------------------------------------------------------------------------------
All Executive Officers as
       a Group (2 persons)                    30,000,000               83.33%


(1) This ownership number reflect the March 15, 2004 three-for-one forward stock split.

(2) The percentages listed in the Percent of Class column are based upon 36,000,000 issued and outstanding shares of Common Stock.

(3) c/o Clinical Trials Assistance Corporation, 2078 Redwood Crest, Vista, California 92081.

B.  Persons Sharing Ownership of Control of Shares

The following own or share the power to vote five percent (5%) or more of the Company's securities: Kamill Rohny, President, Clinical Trials Assistance Corporation has indicated that he would vote in favor of the Proposals in this Proxy Statement.

C.  Non-voting Securities and Principal Holders Thereof

    The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

    There are outstanding options, warrants or rights to purchase securities of the Company. At the Company's annual shareholder's meeting held on March 5, 2004, the sharesholders approved the issuance warrants to purchase up to 1,800,000 shares of the Company's Common Stock. No warrants have been issued.


E.  Parents of the Issuer

    Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of Beckstead and Watts, LLP, Certified Public Accountants, to perform audited financials for the Company. The members of the firm of Beckstead and Watts, LLP own no stock in the Company.

The Company conducts evaluations of its recruiting methods at Boling
Clinical Trials, a.k.a. Inland Clinical Research in Rancho Cucamonga, California. This research facility is owned and operated by Eugene P. Boling, M.D. who is a Director of the Company. This arrangement benefits both the Company and Dr. Boling, in that, it helps the Company develop and define its methodologies for recruiting patients in a real clinical setting; and, it helps Dr. Boling recruit patients for his clinical studies. Dr. Boling receives no direct compensation from the Company other than the Company helping him to recruit patients. Dr. Boling provides the management of the Company with feedback as to which methodologies work best in recruiting patients during this developmental program. Dr. Boling has paid Clinical Trials Assistance Corporation $14,400 to cover hard costs which included postage for a recruitment mailing.

Since Dr. Boling performs services for the Company at no cost, and helps the Company improve its recruitment methodologies, the fees Boling Clinical Trials paid to the Company were on terms more favorable as could have been obtained from unrelated third parties. This is due to the fact that services provided by Boling Clinical Trials are more valuable then the services the Company provides to Boling Clinical Trials. Said differently, Boling Clinical Trials does not need CTAL to build its business; however, CTAL needs Boling Clinical Trials to build its business and help validate its patient recruitment methodologies. Without Boling Clinical Trials, it would be very difficult for the Company's management to field test recruitment methods for different patient types, e.g., osteoarthritis ("OA")patient recruitment, rheumatoid arthritis ("RA") patient recruitment.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

       3.3 Amended Articles of Incorporation, filed with the Nevada Secretary of State on March 8, 2004.

      31.1 Certification of Principal Executive Officer and Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 11, 2003 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting")

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed to the Company by Beckstead and Watts, LLP for the audit of its annual financial statements for the fiscal year ended December 31, 2002, as filed on Form 10-KSB and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during 2003, and for audit of the period April 22, 2002 (Inception) through December 31, 2003 as filed in the Company's Registration Statement on Form 10SB12G were $12,000.

AUDIT-RELATED FEES

Beckstead and Watts, LLP did not bill the Company for any assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements which are not disclosed above.

TAX FEES

Beckstead and Watts, LLP did not bill the Company for professional services rendered for tax compliance, tax advice, and tax planning in fiscal 2003.

ALL OTHER FEES

There were no other fees billed to the Company by Beckstead and Watts, LLP since its inception on April 22, 2002 through December 31, 2003.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on March 22, 2004.


                                       Clinical Trials Assistance Corporation
                                       --------------------------------------
                                                    (Registrant)


                                           By:  /s/ Kamill Rohny
                                           ---------------------------
                                                    Kamill Rohny
                                                    Chairman of the Board
                                                    President
                                                    Chief Executive Officer
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  March 22, 2004             By:  /s/ Kamill Rohny
                                  --------------------------------
                                           Kamill Rohny
                                           President, CEO and CFO
                                           Director and Corporate Secretary