Form 10QSB
period 2004-03-31
CLINICAL TRIALS ASSISTANCE CORP
filed 2004-05-20
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2004.
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 000-50095
---------------------------------------------------------------------------

                  Clinical Trials Assistance Corporation
---------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Nevada                                  27-0009939
-------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

   31 N. Second Street, Suite 250, San Jose, CA            95113
   --------------------------------------------         ----------
    (Address of principal executive offices)            (zip code)

Issuer's telephone number:   (408) 938-1000    Fax number:  (408) 947-1816
                             --------------                 --------------


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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 70,000,000 shares authorized, as of March 31, 2004, the issuer had 36,000,000 shares of common stock outstanding. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of March 31, 2004.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Independent Accountants' Review Report...............    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................   8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10

Item 3.   Controls and Procedures..............................   14



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2004, follow.

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


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Clinical Trials Assistance Corporation

We have reviewed the accompanying balance sheet of Clinical Trials Assistance Corporation (a Nevada corporation) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003, and statements of cash flows for the three-months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Clinical Trials Assistance Corporation as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 16, 2004, we expressed an unqualified opinion on those financial statements.


Beckstead and Watts, LLP

May 14, 2004

                    Clinical Trials Assistance Corporation
                                Balance Sheet
                                 (unaudited)


Balance Sheet

                                                                    March 31,
                                                                      2004
                                                                    ---------
Assets

Current assets:
  Cash                                                              $ 36,403
                                                                    ---------
                                                                      36,403
                                                                    ---------
                                                                    $ 36,403
                                                                    =========

Liabilities and Stockholders' Equity

Current liabilities:                                                $      -
                                                                    ---------

Stockholders' equity:
  Preferred stock - Series A, $0.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                           -
  Preferred stock - Series B, $0.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                           -
  Preferred stock - Series C, $0.001 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                           -
  Common stock - Class A, $0.001 par value, 70,000,000 shares
    authorized, 36,000,000 shares issued and outstanding              36,000
  Additional paid-in capital                                          26,600
  Retained earnings                                                  (26,197)
                                                                    ---------
                                                                      36,403
                                                                    ---------

                                                                    $ 36,403
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

                    Clinical Trials Assistance Corporation
                           Statements of Operations
                                 (unaudited)


Statements of Operations


                                                       Three Months Ending
                                                            March 31,
                                                    --------------------------
                                                        2004          2003
                                                    ------------  ------------
Revenue                                             $     7,375   $         -
Cost of services                                          1,941             -
                                                    ------------  ------------
                                                          5,434             -

Expenses:

 Other executive compensation                            26,000             -
 General & administrative expenses                        8,650         4,157
 General & administrative expenses - related party          600             -
                                                    ------------  ------------
                                                         35,250         4,157
                                                    ------------  ------------

Net (loss)                                          $   (29,816)  $    (4,157)
                                                    ============  ============

Weighted average number of common shares
 outstanding - basic and fully diluted               36,000,000    36,000,000
                                                    ============  ============

Net (loss) per share - basic and fully diluted      $      0.00   $     (0.00)
                                                    ============  ============

  The accompanying notes are an integral part of these financial statements.

                    Clinical Trials Assistance Corporation
                           Statements of Cash Flows
                                 (unaudited)


Statements of Cash Flows

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2004          2003
                                                    ------------  ------------
Cash flows from operating activities
 Net (loss)                                             (29,816)       (4,157)
 Adjustments to reconcile net (loss)
   provided by (used in) operating activities:
 Donated capital
 Non-cash general and administrative expenses               600
 Non-cash executive compensation                          3,000
   Changes in:
   Increase in accounts payable                               -             -
                                                    ------------  ------------
Net cash provided (used) by operating activities        (26,216)       (4,157)
                                                    ------------  ------------

Cash flows from financing activities
 Issuances of common stock                                    -             -
                                                    ------------  ------------
Net cash provided by financing activities                     -             -
                                                    ------------  ------------

Net increase in cash                                     53,665        46,710
Cash - beginning                                         62,619        15,909
                                                    ------------  ------------
Cash - ending                                       $    36,403   $    62,619
                                                    ============  ============

Supplemental disclosures:
   Interest paid                                    $         -   $         -
                                                    ============  ============
   Income taxes paid                                $         -   $         -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

On March 8, 2004, the Company filed a "Certificate of Amendment of the Articles of Incorporation" of Clinical Trials Assistance Corporation, whereby increasing the authorized shares of common stock from 20,000,000 to 70,000,000.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Revenue recognition

Clinical Trials Assistance Corporation helps physician researchers recruit appropriate patients to participate in specific clinical research trials sponsored by the pharmaceutical industry. The Company recognizes revenue as it invoices its customers (physician researchers) on a "completed contract basis" based on the number of patients it generates to call the research center for an appointment to participate in a clinical study. Costs are recognized upon completion of the of the contracted recruitment campaign in order to match revenue generated from the campaign. For the three months ended March 31, 2004, the Company recognized a total of $7,375 in revenue.

Note 3 - Stockholders' equity

On March 8, 2004, the Company effectuated a 3-for-1 forward stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 3-for-1 forward stock split. The resulting common stock issued and outstanding is 36,000,000.

                    Clinical Trials Assistance Corporation
                                     Notes


Note 4 - Related party transactions

An officer of the Company provides the Company with 120 square feet of office space. The estimated fair market value of the office space is valued at $2,400 per year. Total occupancy expense included in general and administrative expenses - related party is $600 for the period ended March 31, 2004. The offsetting accounting entry is included in "paid-in capital" since the officer does not expect to be reimbursed for the office space.

An officer of the Company agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The estimated fair market value of the services rendered is valued at $12,000 per year.
Total officer compensation expense is $3,000 for the period ended March 31, 2004. The offsetting accounting entry is included in "paid-in capital" since the officer does not expect to be compensated until the Company can generate enough revenues to support salaries on a regular basis.

An officer of the Company received additional compensation of cash in the amount of $23,000 for the period ended March 31, 2004.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Clinical Trials Assistance Corporation ("CTAL") or ("the Company") since its acquisition of IT&E International is a provider of clinical and regulatory services to companies in the pharmaceutical and biotechnology industries. Through its pre-clinical and clinical business segments, the Company offers a broad range of drug development services, including laboratory and manufacturing validation, and clinical studies development services. Clinical Trials utilizes industry experts, combined with a network of associates, who provide insight into the latest FDA regulatory information and interpretation. The Company's Clinical Affairs provides pharmaceutical and biotechnology companies with consulting services which focus on Medical Review, Study Design, Protocol Development, Clinical Data Management, Clinical Research, Biostatistics, Statistical Programming and Analysis, Medical Writing and Coding, and Specialized Information Technology Development.

Further, the Company helps physician researchers find patients for ongoing clinical studies. These clinical trials would be conducted in a physician's office, hospital setting, or private clinic, who have separately contracted with a major pharmaceutical Company or U.S. Government agency to test developmental pharmaceutical products, which have been approved by the Food and Drug Administration ("FDA") for testing in humans. In some case, the pharmaceutical companies themselves conduct clinical research studies.
Said differently, the Company helps these researchers find patients for on-going studies. The researchers screen and evaluate whether these patients qualify for these studies. The Company does provide consultation services to physicians upon request. This consultation service includes, but is not limited to helping research centers screen and retain patients more effectively. The actual clinical trials are performed at the investigative sites as approved by the FDA.

Results of Operations
---------------------

During the three months ended March 31, 2004, the Company recognized a total of $7,375 in revenues versus no revenues for the same period last year. It is difficult to compare these figures to the same period last year, since the Company was first incorporated on April 22, 2002. For the three months ended March 31, 2004, the Company generated $7,375 in revenues with cost of services of $1,941, and total expenses of $35,250. For the three months ended March 31, 2004, the Company had a net loss of $29,816 versus a net loss of $4,157 for the same period last year. The increase in net loss was due to other executive compensation of $26,000.

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


Plan of Operation
-----------------

Management believes that the Company has enough funds to sustain itself for the remainder of the calendar year 2004. Management is in the process of seeking other businesses to acquire so that it can expand its operations.

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

At the Company's annual shareholder meeting held on March 5, 2004, the shareholders of the Company approved a three-for-one forward stock split.

On April 14, 2004, CTAL entered into a Acquisition Agreement and Plan of Merger to acquire IT&E International in exchange for 11,000,000 Common Shares of the Registrant's common stock which were issued to the holders of IT&E International stock and 2,820,000 preferred shares. Immediately after the Acquisition was consummated and further to the Agreement, Kamill Rohny, the then controlling stockholder of CTAL, cancelled 28,000,000 shares of CTAL's Common Stock held by him. Therefore, as of April 14, 2004, CTAL has 19,000,000 Common Shares issued and outstanding.

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

Employees
----------

With the acquisition of IT&E International, the Company employs 21-22 staff employees and utilizes the services of approximately 90 outside consultants who work as independent contracts for IT&E. The Company has three executive officers.


Market For Company's Common Stock
---------------------------------

Market Information
------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "CTAL." There has been no trading activity in the Common Stock. There are no assurances any trading activity will take place in the future for the Company's Common Stock.

The Company did not repurchase any of its shares during the first quarter of the fiscal year covered by this report.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On April 14, 2004, CTAL entered into a Acquisition Agreement and Plan of Merger to acquire IT&E International in exchange for 11,000,000 Common Shares of the Registrant's common stock which were issued to the holders of IT&E International stock and 2,820,000 preferred shares. Immediately after the Acquisition was consummated and further to the Agreement, Kamill Rohny, the then controlling stockholder of CTAL, cancelled 28,000,000 shares of CTAL's Common Stock held by him. Therefore, as of April 14, 2004, CTAL has 21,000,000 Common Shares issued and outstanding.


ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's annual shareholder meeting was held on March 5, 2004. The following proposals were submitted to a vote and approved by, the Company's shareholders. At the Meeting, Eleven Million One Three Hundred Ninety-nine Thousand Three Hundred Fifty shares were present and voted in favor of each of the following proposals. The results were tabulated and certified by Thomas C. Cook, Esq., the corporation's special counsel. This represents 94.9% of the 12,000,000 issued and outstanding shares. No votes were cast against any proposal and no broker non-votes were received.

Proposal 1.  Increase the number of the Company's authorized Common Shares, from twenty million (20,000,000) to seventy million (70,000,000)
             shares;  (A copy of the Company's Amended Articles were filed with the Commission, on March 22, 2004 with the Annual Report on
             Form 10-KSB.)
Proposal 2.  Election of two Directors;
Proposal 3   Forward Split the Common Stock three-for-one;
Proposal 4.  Approval of Warrant Issuance;
Proposal 5.  Ratification of Beckstead and Watts, LLP as independent auditors.

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

The Company did not file any Current Reports on Form 8-K for the Quarter ended March 31, 2004.

Subsequent Reports:

The Company filed a Current Report dated April 14, 2004, pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 5 ("Other Events"); and, Item 7. ("Exhibits"), entitled "Acquisition Agreement and Plan of Merger."

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Clinical Trials Assistance Corporation
                          --------------------------------------
                                       (Registrant)

Dated:  April 14, 2004          By:  /s/ Kamill Rohny
        --------------          -------------------------------
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


                                    CLINICAL TRIALS ASSISTANCE CORPORATION


Date:  April 14, 2004                      By: /s/ Kamill Rohny
       --------------                         ----------------------------
                                                   Kamill Rohny
                                                   Chief Executive Officer