Form 10QSB
period 2004-06-30
IT&E INTERNATIONAL GROUP
filed 2004-08-13
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2004.
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 000-50095
--------------------------------------------------------------------------

                        IT&E International Group
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Nevada                                  27-0009939
   --------------------------------            --------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

    505 Lomas Santa Fe Drive, Suite 200, Solana Beach,  CA      92075
    ------------------------------------------------------    ----------
           (Address of principal executive offices)           (zip code)

  Issuers telephone number:  858-366-0970
                             ------------

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

                                        Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 70,000,000 shares authorized, 19,000,000 issued and outstanding as of June 30, 2004. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, 2,820,000 issued and outstanding as of June 30, 2004.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statements of Cash Flows (unaudited).................    6
          Notes to Financial Statements........................   7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    9

Item 3.   Controls and Procedures..............................   14



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................15-16

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2004, follow.

                                IT&E Corporation
                                 Balance Sheet
                                  (Unaudited)

BALANCE SHEET
                                                          June 30,
                                                           2004
                                                         ---------
Assets
Current assets
   Cash                                                   $   186,630
   Accounts receivable, net of allowance for
     doubtful accounts of $45,204                           2,510,353
   Unbilled revenue                                           195,607
   Prepaid and other current assets                            32,283
   Advances to employees                                       46,971
   Investments                                                176,109
                                                          ------------
     Total current assets                                   3,147,953
                                                          ------------
Fixed assets, net                                              63,276
Deposits                                                       41,579
                                                          -----------
                                                          $ 3,252,808
                                                          ===========
Liabilities and Stockholders' Equity

Current Liabilities:
   Line of credit - bank                                  $ 1,298,015
   Accounts payable                                           353,017
   Accrued payroll and employee benefits                      354,652
   Other current liabilities                                    3,740
   State income tax payable                                     4,600
                                                          -----------
     Total current liabilities                              2,014,024
                                                          -----------

Stockholders' equity:
   Preferred stock, Series A, $.001 par value, 5,000,000
     shares authorized, no shares issued and outstanding            -
   Preferred stock, Series B, $.001 par value, 5,000,000
     shares authorized, no shares issued and outstanding            -
   Preferred stock, Series C, $.001 par value, 5,000,000
     shares authorized, 2,820,000 shares issued and
     outstanding                                                2,820
   Common stock, $.001 par value, 70,000,000 shares
     authorized, 19,000,000 shares issued and outstanding      19,000
  Additional paid-in capital                                  599,958
  Retained earnings                                           619,826
                                                          -----------
                                                            1,238,784
                                                          -----------
                                                          $ 3,252,808
                                                          ===========

The accompanying notes are an integral part of these financial statements.

                                IT&E Corporation
                            Statements of Operations
                                  (Unaudited)

STATEMENTS OF OPERATIONS

                         For the three months ended    For the six months ended
                                June 30,                      June 30,
                         --------------------------  -----------------------
                               2004         2003         2004          2003
                            ---------     ---------    ---------    ---------
Revenue                     $ 3,221,834  $ 2,642,866  $ 6,366,382  $ 4,651,712
Cost of revenue               2,153,185    1,706,569    4,282,538    2,894,216
                            -----------  -----------  -----------  -----------
Gross profit                  1,068,649      936,297    2,083,844    1,757,496

Operating expenses:
  General and administrative
     expenses                   872,252     794,100     1,668,773    1,429,313
  Sales and marketing
     expenses                    13,156      10,903        24,836       19,852
  Depreciation expense            4,780       4,462         9,636        8,803
  Officer salaries               65,000      60,000       120,000      120,000
                            -----------  -----------  -----------  -----------
Total operating expenses        995,188     869,465     1,823,245    1,577,968
                            -----------  -----------  -----------  -----------

Net operating income            113,461      66,832       260,599      179,528

Other income (expense):
  Other income                        -       3,479             -            -
  Other (expenses)              (75,004)    (29,195)      (60,514)     (65,807)
  Interest expense               (8,778)     (5,469)      (30,464)      (6,152)
                            -----------  -----------  -----------  ------------
Total other income (expense)    (83,782)    (31,185)      (90,978)     (71,959)

Income before provision for
   income taxes                  29,679      35,647       169,621      107,569

Provision for state
   income taxes                       -           -             -            -
                            -----------  -----------  -----------  -----------
Net income                  $    29,679  $   35,647   $   169,621  $   107,569
                            ===========  ===========  ===========  ===========
Weighted average number of
  common shares outstanding -
  basic and fully diluted    19,000,000    481,500    19,000,000      273,930
                            ===========  ===========  ===========  ===========

Net income per share -
   basic and fully diluted  $      0.00  $      0.07  $      0.01  $      0.39
                            ===========  ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                               IT&E Corporation
                            Statement of Cash Flow
                                 (Unaudited)

STATEMENT OF CASH FLOWS
                                                  For the six months ended
                                                          June 30,
                                                    ---------------------
                                                        2004        2003
                                                    ----------   ----------
Cash flows from operating activities
Net income                                          $  169,620   $  107,567
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
Depreciation expense                                     9,636        8,803
Loss on disposal of fixed assets                             -            -
Changes in operating assets:
  Accounts receivable                                 (674,839)    (884,231)
  Prepaid and other current assets                     (19,626)      54,880
  Advances to employees                                 12,337        1,272
  Accounts payable                                     109,560      112,636
  Accrued payroll and employee benefits                165,156       63,294
  Other current liabilities                                  -      (10,683)
  State franchise tax payable                                -            -
                                                    ----------    ---------
Net cash (used) by operating activities               (228,156)    (564,462)
                                                    ----------    ---------

Cash flows from investing activities
  Purchase of fixed assets                              (6,295)     (11,461)
  Deposits                                             (18,196)      (1,652)
  Investment in Joint Venture                         (160,109)           -
                                                    ----------    ----------
Net cash (used) by investing activities               (184,600)     (13,113)
                                                    ----------    ----------

Cash flows from financing activities
  Advances to shareholders                                  -        (2,594)
  Payments on capital lease obligations                     -             -
  Proceeds from line of credit, net                   443,000       600,000
  Payments made on loan to former shareholder               -       (36,400)
  Distributions to shareholders                       (16,850)            -

                                                    ----------    ---------
Net cash provided by financing activities             426,150       561,006
                                                    ----------    ---------

Net increase in cash                                   13,394         1,431
Cash - beginning                                      173,236       160,036
                                                    ---------    ----------
Cash - ending                                       $ 186,630     $ 161,467
                                                    =========     =========
Supplemental disclosures:
   Interest paid                                    $       -     $       -
                                                    =========     =========
   Income taxes paid                                $       -     $       -
                                                    =========     =========

The accompanying notes are an integral part of these financial statements.

                               IT&E Corporation
                      Notes to financial statements


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2003 and notes thereto. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Fixed assets

Depreciation expense totaled $9,636 and $8,803 for the six-month periods ended June 30, 2004 and 2003, respectively.

Note 3 - Line of credit - bank

The Company has a $1,500,000 renewable line of credit with a commercial bank. The line bears interest at the bank's prime rate plus 1%. There was an outstanding balance as of June 30, 2004 of $1,298,015. The line expires on November 1, 2004, and is guaranteed by all of the assets of the Company and the personal guarantees of the stockholders. The line has certain financial covenants.

The Company recorded interest expense totaling $30,464 and $6,152 for the six months ended June 30, 2004 and 2003, respectively.

Note 4 - Warrants and options

On April 13, 2004, the Company issued 2,000,000 warrants to several individuals for cash totaling $2,000. The warrants are convertible on a one-for-one basis at a price to be agreed upon on the exercise date by the Company's board of directors and the warrant holders. The exercise date is not sooner than one year and not later than five years.

                               IT&E Corporation
                      Notes to financial statements


Note 5 - Reverse Merger

On April 14, 2004, the Company ("IT&E"), Clinical Trials Assistance Corporation, a Nevada corporation (the "Registrant") or ("CTAL"), and Clinical Trials Assistance Acquisition Corporation, a Nevada corporation ("Merger Sub"), entered into an Acquisition Agreement and Plan of Merger (collectively the "Agreement") pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired IT&E in exchange for 11,000,000 shares of the Registrant's common stock which were issued to the holders of IT&E stock and 2,820,000 preferred shares, which are convertible on a ten-for-one basis into CTAL $0.001 par value common stock, after they are held for two years
(the "Merger"). Immediately after the Acquisition was consummated and further to the Agreement, Kamill Rohny, the controlling stockholder of the Registrant, cancelled 28,000,000 shares of the Registrant's Common Stock held by him (the "Cancellation"). The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of
Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

The stockholders of IT&E (six stockholders owning 481,500 shares), who unanimously approved the acquisition as of the closing date of the Merger and after giving effect to the Cancellation, now own approximately 80% of the Registrant's common stock outstanding as of June 10, 2004. This figure is based on the issuance of 9,000,000 shares of $0.001 par value common stock and the share dilution upon conversion of the 2,000,000 warrants into common stock.

For accounting purposes, this transaction was being accounted for as a reverse merger, since the stockholders of IT&E own a majority of the issued and outstanding shares of common stock of the Registrant, and the directors and executive officers of IT&E became the directors and executive officers of the Registrant.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

IT&E International, Inc. is a leading provider of a broad range of services to the Life Sciences Industries. The company operates in two main divisions:
The Regulatory Affairs Division; and the Clinical Services & Solutions
Division.

The Regulatory Affairs Division provides services to pharmaceutical, biotech, healthcare and other Life Science Companies providing to them the expertise to evaluate, structure, implement and maintain effective quality programs and processes that ensure compliance with applicable FDA regulations. This Division offers a diverse all encompassing solution for the validation and compliance of quality systems, lab and manufacturing processes, clinical data systems, laboratory automation, content management, electronic document management, and a complete solution for facilities, utilities and equipment validation and compliance.

The Clinical Services and Solutions Division offers a full suite of clinical trial support services. The services offerings include patient and investigator recruitment, biostatistical analysis, data management, data entry and verification and regulatory affairs services. In data management, the group provides case report form design, protocol development, data entry and verification, full tracking and audit trail documentation, adverse event reporting and FDA submission. The biostat group provides data mining studies, data base design, representation at FDA and other regulatory meetings, and additional specialized biostatistical analysis.


Results of Operations
---------------------

As of June 30, 2004, the Company's current assets exceeded its current liabilities by approximately $1,238,784.

For the six months ended June 30, 2004, the Company generated revenues of $6,366,382 as compared to $4,651,712 in revenues for the same period last year. The cost of revenue for the six months ended June 30, 2004 was $4,282,538 or 67% of revenues as compared to $2,894,216 or 62% of revenues. Total operating expenses for the six months ended June 30, 2004 were $1,823,245 as compared to $1,577,968 for the same period last year. The increase in operating expenses were in line with management's expectations based. For the six months ended June 30, 2004, the Company generated net income of $169,621 or $0.01 per share versus net income $107,569 or $0.39 per share for the same period last year. The decrease in net income per share was based on 273,930 shares issued and outstanding last year as compared to 19,000,000 shares issued and outstanding this year.

For the three months ended June 30, 2004, the Company generated revenues of $3,221,834 as compared to $2,642,866 in revenues for the same period last year. The cost of revenue for the six months ended June 30, 2004 was $2,153,185 or 67% of revenues as compared to $1,706,569 or 65% of revenues. Total operating expenses for the three months ended June 30, 2004 were $955,188 as compared to $869,465 for the same period last year. For the three months ended June 30, 2004, the Company generated net income of $29,679 or $0.00 per share versus net income $35,647 or $0.07 per share for the same period last year.

Results of operations for the interim periods are not indicative of annual results.


Plan of Operation
-----------------

IT&E International is a for-profit lifesciences organization focused on providing its clients with solutions to complex needs in clinical research and regulatory compliance.

Management is in the process of seeking other businesses to acquire so that it can expand its operations. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's directors. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration;
the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

Liquidity and Capital Resources
-------------------------------

At the Company's annual shareholder meeting held on March 5, 2004, the shareholders of the Company approved a three-for-one forward stock split.

On April 14, 2004, the Registrant entered into a Acquisition Agreement and Plan of Merger to acquire IT&E International in exchange for 11,000,000 Common Shares of the Registrant's common stock which were issued to the holders of IT&E International stock and 2,820,000 preferred shares. Immediately after the Acquisition was consummated and further to the Agreement, Kamill Rohny, the then controlling stockholder of the Registrant, resigned as an officer and director of the Registrant and cancelled 28,000,000 shares of Common Stock held by him. Therefore, as of April 14, 2004, the Registrant has 19,000,000 Common Shares issued and outstanding.

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


Employees
---------

IT&E employs approximately 80-85 staff employees and utilizes the services of approximately 50-55 outside consultants who work as independent contractors for IT&E.

Market For Company's Common Stock

(i) Market Information
----------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ITER." There has been limited trading activity in the Common Stock. There are no assurances trading activity will take place in the future for the Company's Common Stock.

(a) There are currently 2,000,000 warrants for shares of Common Stock which are subject to conversion on a one-to-one basis. These are five year warrants, which include piggyback registration rights on the underlying stock, with an exercise price of to be mutually determined by the Board of Directors and Warrant Holder(s), the exercise date is not sooner than one year and not later than five years, ending April, 2009. There are no outstanding options to purchase, or securities convertible into, the Company's common stock.

(b) There are currently 1,875,000 shares common stock of the Company which could be sold under Rule 144k under the Securities Act of 1933, as amended.

(c) The Company did not repurchase any of its shares during the second quarter of the fiscal year covered by this report.


(ii) Dividends
--------------

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

On April 14, 2004, the Registrant entered into a Acquisition Agreement and Plan of Merger to acquire IT&E International in exchange for 11,000,000 Common Shares of the Registrant's common stock which were issued to the holders of IT&E International stock and 2,820,000 preferred shares. Immediately after the Acquisition was consummated and further to the Agreement, Kamill Rohny, the then controlling stockholder of the Registrant, resigned as an officer and director of the Registrant and cancelled 28,000,000 shares of Common Stock held by him. Therefore, as of April 14, 2004, the Registrant has 19,000,000 Common Shares issued and outstanding.

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

The Company filed a Current Report dated April 14, 2004, pursuant to Item 1 ("Changes in Control of Registrant"), Item 2 ("Acquisition or Disposition of Assets"), Item 5 ("Other Events"); and Item 7 ("Exhibits") entitled "Acquisition of IT&E."

The Company filed an amended Current Report on June 15, 2004, pursuant to
Item 1 ("Changes in Control of Registrant"), Item 2 ("Acquisition or Disposition of Assets"), Item 5 ("Other Events"); and Item 7 ("Exhibits") entitled "Acquisition of IT&E."

The Company filed a Current Report dated June 15, 2004, pursuant to Item 9 ("Regulation FD Disclosure"), a news release entitled "Clinical Trials Assistance Corporation to Acquire IT&E Corporation."

The Company filed a Current Report dated June 23, 2004, pursuant to Item 9 ("Regulation FD Disclosure"), a news release entitled "IT&E International Group Announces New Trading Symbol."

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IT&E International Group
                                    ------------------------
                                         (Registrant)


Dated:  August 12, 2004      By:  /s/ Peter R. Sollenne
        ---------------      -----------------------------
                                      Peter R. Sollenne
                                      Chief Executive Officer
                                      Director

Dated:  August 12, 2004      By:  /s/ Kelly Alberts
        ---------------      -----------------------------
                                      Kelly Alberts
                                      President/COO

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IT&E International Group

Dated:  August 12, 2004      By:  /s/ Peter R. Sollenne
        ---------------      -----------------------------
                                      Peter R. Sollenne
                                      Chief Executive Officer
                                      Director

Dated:  August 12, 2004      By:  /s/ Kelly Alberts
        ---------------      -----------------------------
                                      Kelly Alberts
                                      President/COO