Form 10QSB
period 2004-09-30
IT&E INTERNATIONAL GROUP
filed 2004-11-15
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2004.
---------------------------------------------------------------------------

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

                                        Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 70,000,000 shares authorized, 19,000,000 issued and outstanding as of September 30, 2004. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, 2,820,000 issued and outstanding as of September 30, 2004.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statements of Cash Flows (unaudited).................    6
          Notes to Financial Statements........................   7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    9

Item 3.   Controls and Procedures..............................   17



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2004, follow.

                                IT&E Corporation
                                 Balance Sheet
                                  (Unaudited)

BALANCE SHEET
                                                         September 30,
                                                             2004
                                                         -------------
Assets
Current assets
   Cash                                                   $   291,760
   Accounts receivable, net of allowance for
     doubtful accounts of $69,703                           2,082,356
   Unbilled revenue                                           354,039
   Prepaid and other current assets                            56,888
   Advances to employees                                       27,984
   Investments                                                176,109
                                                          ------------
     Total current assets                                   2,989,136
                                                          ------------
Fixed assets, net                                              93,501
Deposits                                                       41,579
                                                          -----------
                                                          $ 3,124,216
                                                          ===========
Liabilities and Stockholders' Equity

Current Liabilities:
   Line of credit - bank                                  $ 1,494,150
   Accounts payable                                           453,156
   Accrued payroll and employee benefits                      548,126
   Other current liabilities                                   23,779
   State income tax payable                                     4,600
                                                          -----------
     Total current liabilities                              2,523,811
                                                          -----------
Stockholders' equity:
   Preferred stock, Series A, $.001 par value, 5,000,000
     shares authorized, no shares issued and outstanding            -
   Preferred stock, Series B, $.001 par value, 5,000,000
     shares authorized, no shares issued and outstanding            -
   Preferred stock, Series C, $.001 par value, 5,000,000
     shares authorized, 2,820,000 shares issued and
     outstanding                                                2,820
   Common stock, $.001 par value, 70,000,000 shares
     authorized, 19,000,000 shares issued and outstanding      19,000
  Additional paid-in capital                                  352,860
  Retained earnings                                           225,725
                                                          -----------
                                                              600,405
                                                          -----------
                                                          $ 3,124,216
                                                          ===========

The accompanying notes are an integral part of these financial statements.

                                IT&E Corporation
                            Statements of Operations
                                  (Unaudited)

STATEMENTS OF OPERATIONS

                         For the three months ended    For the nine months ended
                                September 30,               September 30,
                         --------------------------  -----------------------
                               2004         2003         2004          2003
                            ---------     ---------    ---------    ---------
Revenue                     $ 3,038,582  $ 2,570,229  $ 9,404,394  $ 7,221,941
Cost of revenue               2,410,783    1,550,390    6,693,321    4,444,606
                            -----------  -----------  -----------  -----------
Gross profit                    627,799    1,019,839    2,711,073    2,777,335

Operating expenses:
  General and administrative
     expenses                   853,223     892,834     2,519,828    2,359,947
  Sales and marketing
     expenses                    42,982       8,521        67,819       28,374
  Depreciation expense            4,677       4,608        14,314       13,411
  Officer salaries               66,731      60,000       186,731      180,000
                            -----------  -----------  -----------  -----------
Total operating expenses        967,613     965,963     2,788,692    2,581,732
                            -----------  -----------  -----------  -----------

Net operating income           (339,814)     53,876       (77,619)     195,603

Other income (expense):
  Other income                        -       4,220             -       11,453
  Other (expenses)              (76,397)     (6,712)     (136,912)     (41,952)
  Interest expense              (18,569)     (9,106)      (49,032)     (15,259)
                            -----------  -----------  -----------  ------------
Total other income (expense)    (94,966)    (11,598)     (185,944)     (45,758)

Income before provision for
   income taxes                (434,780)     42,278      (263,563)     149,845

Provision for state
   income taxes                       -           -             -            -
                            -----------  -----------  -----------  -----------
Net income (Loss)           $  (434,780) $   42,278   $  (263,563) $   149,845
                            ===========  ===========  ===========  ===========
Weighted average number of
  common shares outstanding -
  basic and fully diluted    19,000,000    481,500    19,000,000       273,930
                            ===========  ===========  ===========  ===========

Net income per share -
   basic and fully diluted  $    (0.02)  $      0.09  $    (0.01)  $      0.55
                            ===========  ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                               IT&E Corporation
                            Statement of Cash Flow
                                 (Unaudited)

STATEMENT OF CASH FLOWS
                                                  For the nine months ended
                                                         September 30,
                                                    ---------------------
                                                        2004        2003
                                                    ----------   ----------
Cash flows from operating activities
Net income                                          $ (263,563)  $  149,846
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
Depreciation expense                                    14,314       13,411
Loss on disposal of fixed assets                             -            -
Changes in operating assets:
  Accounts receivable                                 (600,881)    (885,443)
  Prepaid and other current assets                     (31,895)      66,829
  Advances to employees                                 18,987      (33,687)
  Accounts payable & Accrued Liabilities               306,175       20,350
  Accrued payroll and employee benefits                252,565       36,305
  Other current liabilities                                  -            -
  State franchise tax payable                                -            -
                                                    ----------    ---------
Net cash (used) by operating activities               (304,298)    (602,389)
                                                    ----------    ---------

Cash flows from investing activities
  Purchase of fixed assets                             (41,197)     (12,164)
  Deposits                                             (18,196)       3,874
  Investment in Valtrek J.V.                          (160,109)           -
                                                    ----------    ----------
Net cash (used) by investing activities               (219,502)      (8,290)
                                                    ----------    ----------

Cash flows from financing activities
  Advances to shareholders                                  -        (2,594)
  Proceeds from AFG financing                          20,039             -
  Proceeds from line of credit, net                   639,135       550,000
  Payments made on loan to former shareholder               -       (36,400)
  Distributions to shareholders                       (16,850)            -
                                                    ----------    ---------
Net cash provided by financing activities             642,324       511,006
                                                    ----------    ---------

Net increase in cash                                  118,524       (99.673)
Cash - beginning                                      173,236       160,036
                                                    ---------    ----------
Cash - ending                                       $ 291,760     $  60,363
                                                    =========     =========
Supplemental disclosures:
   Interest paid                                    $       -     $       -
                                                    =========     =========
   Income taxes paid                                $       -     $       -
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

Note 2 - Fixed assets

Depreciation expense totaled $14,314 and $13,411 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Note 3 - Line of credit - bank

The Company has a $1,500,000 renewable line of credit with a commercial bank. The line bears interest at the bank's prime rate plus 1%. There was an outstanding balance as of September 30, 2004 of $1,494,150. The line expires on November 1, 2004, and is guaranteed by all of the assets of the Company and the personal guarantees of the stockholders. The line has certain financial covenants.

The Company recorded interest expense of $49,032 for the nine months ended September 30, 2004 and $15,259 for the nine months ended September 30, 2003.

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

Note 6 - Subsequent events

On October 19, 2004 the Company completed a private placement transaction for the sale of $5,000,000 newly issued convertible notes to Laurus Master Fund, Ltd., a New York based institutional fund that specialized in direct investments in growing, small and micro-cap companies. The financing consisted of two facilities: A $2.5 million facility that was used to pay off the company's then current Senior Credit Facility with Bank of Walnut Creek, for $1.5 million and the remaining $1.0 million, net of transaction fees used for grow working capital; the second facility is a $2.5 million convertible note which is to be used towards either additional internal growth working capital requirements or towards a strategic acquisition, which is a part of the company's strategic long-term growth plans. The transaction also provides Laurus Funds an additional right to invest up to an additional $2.0 million prior to July 15, 2005, at their option also to be used towards a strategic acquisition.

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


Results of Operations
---------------------

As of September 30, 2004, the Company's current assets exceeded its current liabilities by approximately $465,325.

For the nine months ended September 30, 2004, the Company generated revenues of $9,404,394 as compared to $7,221,941 in revenues for the same period last year. The cost of revenue for the nine months ended September 30, 2004 was $6,693,321 or 71% of revenues as compared to $4,444,606 or 62% of revenues. The increase in cost of revenue exceeded management's expectations. Total operating expenses for the nine months ended September 30, 2004 were $2,788,692 or 30% of revenues as compared to $2,581,732 or 35% of revenues for the same period last year. The operating expenses were in line with management's expectations based. For the nine months ended September 30, 2004, the Company had a net loss of $(263,563) or $(0.01) per share versus net income $149,845 or $0.55 per share for the same period last year. The decrease in net income per share was based on 273,930 shares issued and outstanding last year as compared to 19,000,000 shares issued and outstanding this year.

For the three months ended September 30, 2004, the Company had revenues of $3,038,582 as compared to $2,570,229 in revenues for the same period last year. The cost of revenue for the three months ended September 30, 2004 was $2,410,783 or 79% of revenues as compared to $1,550,390 or 60% of revenues. Total operating expenses for the three months ended September 30, 2004 were $967,613 or 32% of revenues as compared to $965,963 or 37% of revenues for the same period last year. For the three months ended September 30, 2004, the Company had a net loss of $(434,780) or $(0.02) per share versus net income
$42,278 or $0.09 per share for the same period last year.

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

                                 RISK FACTORS

We operate in a market that is highly competitive, and if we are unable to compete successfully, our revenue could decline and we may be unable to gain market share.
----------------------------------------------------------------------------

The market for life science outsourcing is relatively new and highly competitive. Our future success will depend on our ability to adapt to changing technologies, evolving industry standards, product offerings, evolving demands of the marketplace and to expand our customer base through long-term contracts.

Some of our competitors have:

    o  longer operating histories;

    o  larger customer bases;

    o more experience in completing clinical trials in order to obtain regulatory approvals;
    o  greater marketing capabilities;

    o  greater name recognition and longer relationships with clients; and

    o significantly greater financial, technical, marketing and public relations resources than IT&E.

Our competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. We compete on the basis of a number of factors, including;

    o  breadth and quality of services;

    o  creative design and systems engineering expertise;

    o  pricing;

    o  technological innovation; and

    o  understanding clients' strategies and needs.

If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in us could be reduced significantly. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

We may not be able to attract, retain or integrate key personnel, which may prevent us from successfully operating our business.
---------------------------------------------------------------------------

We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and harm our financial results.

We may be responsible for maintaining sensitive patient information, and any unauthorized use or disclosure could result in substantial damage and harm to our reputation.
-----------------------------------------------------------------------------

We collect and utilize data derived from various sources to recruit patients for clinical studies. We have access to names and addresses of potential patients who may participate in these studies. As a result, we know what studies are taking place, and who may be participating in these studies. In order to deliver a targeted mail program, we compile specific demographic information. We must protect this information to circumvent privacy concerns. The information keyed to a specific disease state could be inadvertently disclosed without the consent of the patient. Due to these privacy concerns, we must take steps to ensure patient lists remain confidential. Any unauthorized disclosure or use could result in a claim against us for substantial damages and could harm our reputation. There can be no assurance that any protection will be available for such data or that others will not claim rights to such data.

If we do not adequately protect our intellectual property, our business may suffer, we may lose revenue or we may be required to spend significant time and resources to defend our intellectual property rights.
-------------------------------------------------------------------------------

We rely on a combination of copyright, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue. Any copyrights that we may hold may not sufficiently protect our intellectual property and may be challenged by third parties. The more widely we employ successful recruiting methods, the more likely these methods will become vulnerable to duplication. Other parties may also independently develop similar or competing methods or services that do not infringe upon our intellectual property rights. These infringement claims or any future claims could cause us to spend significant time and money to defend our intellectual property rights, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

Government regulation could adversely effect our profitability.
---------------------------------------------------------------

Many of our services, including patient recruitment, are subject to government regulation. For example, our brochures and advertisements to recruit patients are subject to a Independent Board Review and subsequent approval from the physician researchers. Although we expect to obtain all required federal and state permits, licenses, and bonds to operate our business, there can be no assurance that we will obtain the necessary approvals, which may significantly impact our revenues and profits. Further, there can be no assurances that our business will not be subject to more restrictive regulation.

Future sales of our common stock may cause the market price of our common stock to decline.
------------------------------------------------------------------------------

As of September 30, 2004, there were approximately 19,000,000 shares of common stock outstanding, of which approximately 11,000,000 are restricted securities under the Securities Act which are held by our affiliates. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.
------------------------------------------------------------------------------

We may need to raise capital in the future. Any equity financing may have significant dilutive effect to stockholders and a material decrease in stockholders' equity interest in IT&E. We may be required to raise capital, at time and in amount, which are uncertain, especially under the current capital market conditions, and on undesirable terms. At its sole discretion, the board of directors may issue additional securities without seeking stockholder approval.


We may pursue strategic acquisitions or investments in new markets and may encounter risks associated with these activities that could harm our business and operating results.
-----------------------------------------------------------------------------

We may pursue acquisitions of, or investments in, businesses and assets in new markets that we believe will complement or expand our existing business or our customer base. Our acquisition strategy involves a number of risks, including:

    o difficulty in successfully integrating acquired operations, personnel, technology, customers, partner relationships, services and businesses with our operations;

    o loss of key employees of acquired operations or inability to hire key employees necessary for our expansion;

    o diversion of our capital and management attention away from other business issues;

    o  an increase in our expenses and working capital requirements; and

    o other financial risks, such as potential liabilities of the businesses we acquire.

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors have larger operations, higher revenues and greater financial resources than us. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses related to goodwill and other intangible assets, a decrease in profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions reinvestments, our business and operating results could be harmed.

The actual or anticipated resale by the selling stockholders of shares of our common stock may cause the market price of our common stock to decline.
-----------------------------------------------------------------------------

The resale of our common stock by the selling stockholders through open market transactions or other means may, depending upon the timing of the resales, depress the market price of our common stock. Moreover, actual or anticipated downward pressure on the market price of our common stock due to actual or anticipated resales of our common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.


Liquidity and Capital Resources
-------------------------------

On October 18, 2004, the Registrant, entered into a Securities Purchase Agreement with and Laurus Master Funds, Ltd., an accredited investor. Pursuant to the Agreement, the Registrant sold to Laurus a Secured Convertible Term Note in an aggregate principal amount of $5,000,000 and issued a warrant to purchase up to 1,924,000 shares of the Company's common stock. The Company may issue to Laurus an additional note up to $2,000,000 prior to July 15, 2005. The funds from the Note will be used to pay off the Company's existing debt in the amount of $1,500,000 and for working capital; provided, however, $2,500,000 has been placed in a restricted cash account to be distributed in accordance with the terms and condition of the Restricted Account Agreement dated October 18, 2004. The Agreement also grants Laurus a right of first refusal to participate in any future issuance of debt or equity securities by the Company.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On October 18, 2004, the Registrant, entered into a Securities Purchase Agreement with and Laurus Master Funds, Ltd., an accredited investor. Pursuant to the Agreement, the Registrant sold to Laurus a Secured Convertible Term Note in an aggregate principal amount of $5,000,000 and issued a warrant to purchase up to 1,924,000 shares of the Company's common stock. The Company may issue to Laurus an additional note up to $2,000,000 prior to July 15, 2005. The funds from the Note will be used to pay off the Company's existing debt in the amount of $1,500,000 and for working capital; provided, however, $2,500,000 has been placed in a restricted cash account to be distributed in accordance with the terms and condition of the Restricted Account Agreement dated October 18, 2004. The Agreement also grants Laurus a right of first refusal to participate in any future issuance of debt or equity securities by the Company. (See Current Report, dated October 18, 2004, filed with the Commission.)

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K, during the Quarter ended September 30, 2004.

The Company filed a Current Report dated October 18, 2004, pursuant to Item 1.01; ("Entry into a Material Definitive Agreement"); Item 3.02 ("Unregistered Sales of Equity Securities"); and Item 9.01 ("Exhibits").

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IT&E International Group
                                    ------------------------
                                         (Registrant)


Dated:  November 15, 2004      By:  /s/ Peter R. Sollenne
        -----------------      -----------------------------
                                        Peter R. Sollenne
                                        Chief Executive Officer
                                        Director

Dated:  November 15, 2004      By:  /s/ Kelly Alberts
        -----------------      -----------------------------
                                        Kelly Alberts
                                        President/COO

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IT&E International Group

Dated:  November 15, 2004      By:  /s/ Peter R. Sollenne
        -----------------      -----------------------------
                                        Peter R. Sollenne
                                        Chief Executive Officer
                                        Director

Dated:  November 15, 2004      By:  /s/ Kelly Alberts
        -----------------      -----------------------------
                                        Kelly Alberts
                                        President/COO