Form 10KSB
period 2004-12-31
IT&E INTERNATIONAL GROUP
filed 2005-03-25
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                      Commission File Number: 000-50095

                          IT&E INTERNATIONAL GROUP
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Nevada                          77-0436157
 -------------------------------   -----------------------------------
(State or other jurisdiction of     I.R.S. Employer Identification #
incorporation or organization)

   505 Lomas Santa Fe Drive, Suite 200, Solana Beach, California   92075
   ----------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

                            (858) 366-0970
                      --------------------------
                      Issuer's Telephone Number

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

     State issuer's revenues for its most recent fiscal year.  $13,843,137.

     The aggregate market value on December 31, 2004 of voting stock held by non-affiliates was $3,840,000.

     Common Stock, $0.001 par value per share, 70,000,000 shares authorized, 19,000,000 issued and outstanding as of December 31, 2004. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, 2,820,000 Series C, issued and outstanding as of December 31, 2004.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................11
    Item 3.  Legal Proceedings.............................................11
    Item 4.  Submission of Matters to a Vote of Security Holders...........12

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................18
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................19
    Item 8A. Controls and Procedures.......................................19

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................20
    Item 10. Executive Compensation........................................23
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................26
    Item 12. Certain Relationships and Related Transactions................28
    Item 13. Exhibits and Reports on Form 8-K..............................28
    Item 14. Principal Accountant Fees and Services........................29

SIGNATURES   ..............................................................30

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(i)  Business Development, Organization and Acquisition Activities

IT&E International Group., a life science company, hereinafter referred to as "we", "us", "our", "the Company", "IT&E" or "the Registrant" was organized under the name Clinical Trials Assistance Corporation, or ("Clinical Trials") by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June
14, 2004, Clinical Trials merged with IT&E International, Inc. and amended its Articles to change the corporate name to IT&E International Group.

We are a life sciences organization focused on providing our clients with solutions to complex needs in clinical research and regulatory compliance.
Our strengths are derived from a solid foundation of forward thinking and continuous investment in training and research. We serve a variety of clients, including those in the private industry, public institutions, research facilities and the government. By focusing on specialized practice areas in regulatory compliance, clinical research, and international development of global health and advanced technology research, we are able to offer solutions with one common goal in mind, to improve the human condition by delivering forward thinking solutions to the global community.

(ii)  Principal Products, Services, and Principal Markets

IT&E is a leading provider of a broad range of services to the Life Sciences Industries. We primarily provide our clients with solutions to complex needs in clinical research and regulatory compliance.

We provide regulatory compliance services to pharmaceutical, biotech, healthcare and other life science companies by providing to them the expertise to evaluate, structure, implement and maintain effective quality programs and processes that ensure compliance with applicable FDA regulations. We offer a diverse, all encompassing solution for the validation and compliance of quality systems, laboratory and manufacturing processes, clinical data systems, laboratory automation, content management, electronic document management, and a complete solution for facilities, utilities and equipment validation and compliance.

We also offer a full suite of clinical trial support services, such as patient and investigator recruitment, biostatistical analysis, data management, data entry and verification and regulatory affairs services. In data management, we provide case report form design, protocol development, data entry and verification, full tracking and audit trail documentation, adverse event reporting and FDA submission. Our biostatistical analysis group provides data mining studies, database design, representation at FDA and other regulatory meetings, and additional specialized biostatistical analysis.

Program Management and Outsourcing
----------------------------------

IT&E's clients rely on us to protect the integrity of their data and provide for a secure environment for successful delivery. Our program managers consist of senior medical professionals with specific expertise in designing, developing, and managing Phase I through Phase III and Post-Marketing Clinical Trials. Program managers work directly with our trial sponsors to ensure that all deliverables are met and budget constraints are followed closely. They can also serve as liaisons between the numerous coordinating sites and individuals involved in the final completion of the project.

We offer a complete range of validation and compliance services from management consulting to protocol development and execution. We are dedicated to designing, developing and implementing practices that protect the integrity of the computerized systems and equipment used in health product research and manufacturing processes. We ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. IT&E has the ability to deliver regulatory compliance services in the following fields:

   o  Guidelines Interpretation
   o  Planning & Strategy
   o  Corporate policies and procedures
   o  Methodology
   o  Independent Vendor Audits & Assessments
   o  SOP Generation and Revision
   o  Gap Analysis
   o  Risk Analysis - Business and Regulatory
   o  Remediation
   o  Training end users and program managers

IT&E provides services in the CSV, Part 11, Part 210/211, Part 58, Part 320,
Part 820/QSR, GAMP4 as well as European and Asian standards. Our validation and compliance team designs, develops and implements practices that protect the integrity of the computerized systems, equipment and facilities used in health product research and manufacturing processes. Further, we ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. By analyzing market trends, continually reengineering our best practices, utilizing leading technology and keeping abreast of changes from the regulatory bodies, we are able to ensure a high degree of quality standards are being met.

In addition, we specialize in quality procedures, programs and management consulting in FDA regulated areas within the pharmaceutical and biotechnology industries including: audits, remediation, quality systems, and validation and qualification of processes, cleaning, environment, and computerized systems. We have developed and implemented several plant-wide systems in the pharmaceutical and biotechnology industries and are recognized as a and verifiable quality leader. Along with the strategic alliance, of a proprietary methodology, with Correlate & IBM, IT&E has developed and has access to an extensive database which includes formats and templates to get projects off and running quicker and maximize the efficiency in development and the ensuing validation and compliance processes. We provide services focused around GxP compliance, validation and regulatory affairs for the life sciences industry, including the following:

o  Computer Systems Validation (CSV)
o  21 CFR Part 210/211 - Good Manufacturing Practices
o  21 CFR Part 11 - Electronic Signatures and Electronic Records
o  Several other FDA and EMEA regulated areas
o  Computerized Systems Validation
o  Cleaning Validation
o  Facility, equipment and Utility Validation
o  Sterilization and Sanitization Validation
o  Process Validation


IT&E offers a complete solution
for the clinical trials and clinical research industry, including:

Clinical Data Entry and Data Management
---------------------------------------

IT&E is capable of providing SAS (R) end-to-end solutions throughout every stage of a drug's lifecycle: from discovery, development, and through commercialization. We focus on assessing, advising, and designing comprehensive systems solutions in the pharmaceutical, biotechnology, and medical devices industries. We provide leading and emerging pharmaceutical and biotechnology companies with project-based consulting services in the areas of Data Management (SAS(R) databases and Oracle(R) Clinical systems), Clinical Programming, Biostatistics, and Clinical Validation (GCP). The IT&E team of project/program managers bring an average of 10+ years of biopharma experience to their clients, as well as the tools, talent and strategies necessary to carry a project from conception to completion. IT&E's extensive database selects and employs project-specific analysts to provide constant monitoring of project scope, budget, and deliverables while utilizing the IT&E custom Project Tracking System to provide clients with real-time, comprehensive status reports.

Data Management
---------------

IT&E provides a full range of data management solutions, including SAS(R) databases and Oracle(R) Clinical, as well as web-based or conventional means of data capture. Following are some of the specific areas of expertise:

o  SAS (R) databases - Major functions supported
o  Datasets
o  Case Report Form design and analysis
o  Safety Information
o  Data marts for Data mining
o  Integrated Data Analysis Systems
o  Data Validation Specifications
o  Database Design, install, and upgrade
o  Data Quality Assurance
o  Global Database Integration
o  Oracle(R) Clinical - Major functions supported
o  Define and manage a Clinical Study (Protocol)
o  Define data elements to be collected in a Clinical study
o  Define and generate data entry screens
o  Define edit checks to be applied to the data
o  Validation and derivation procedures [data]
o  Collect and manage the data
o  Data Extract to SAS for analysis

Clinical Programming
--------------------

IT&E provides accurate and reliable programming to support regulatory submissions and clinical study reports. Because of the extensive experience of the IT&E consultants, we are able to optimize the flow of valuable scientific and operational data thereby assisting our clients to get their products to market faster.

Biostatistics
-------------

IT&E's biostatisticians focus on the delivery of quality design consulting and statistical analyses for clients engaged in complex clinical studies. This team delivers superior results for targeted summaries of key findings within the regulatory finding process, as well as producing creative scientific presentations. Some of the areas of expertise are as follows:

o  Clinical Study Design
o  Estimation of sample size
o  Trial duration
o  Structuring of treatment comparisons
o  Definition of key endpoints
o  Number and timing of analyses
o  Precise interpretations of results
o  Data displays and interpretations
o  Clinical development programs
o  ISS/ISE preparation
o  Prepare integrated clinical/statistical reports
o  Design tables and graphics
o  Analysis planning and preparation
o  Summary of statistical methodologies
o  Support submissions to regulatory agencies (FDA)

Clinical Validation (GCP)
-------------------------

IT&E's clinical validation practice goes hand-in-hand with the efforts of the Compliance Group. Our regulatory and safety services must compliment our clients' drug development process from beginning to end. The IT&E and Client Partnership is truly a "Partnership That Works". By partnering with our clients to design a study that combines an unsurpassed understanding of the regulatory environment and current FDA regulations, we ensure a smooth and efficient development cycle. IT&E has designed its own Clinical Validation Methodology for the enterprise that is designed to satisfy regulated business practices and procedures that involves multiple groups within the organization (users, systems, database administrators, and other support staff).

Typically, the IT&E Validation Plan describes the system and scope, outlines the schedule and resources (GANTT), defines the testing strategy (and SOPs), and describes the deliverables that will document the validation process. The steps are as follows:

o  Validation Plan Preparation
o  System Inventory Preparation
o  Preparing the work plan using the 5C's: System Classification, Complexity,
   Control, Compliance,   Criticality
o  Preparing Individual System Profiles & Gap Analysis
o  Global Technological & Procedural Gap Matrix Preparation
o Preparing, Monitoring and Executing various Validation Protocols including Design Qualifications (DQ), Installation Qualifications (IQ), Operational Qualifications, (OQ), Performance Qualifications (PQ), Equipment Qualifications (EQ)
o Risk Analysis Matrix (The validation effort is premised on a determination of risk and after addressing the 5 C's can we ascertain what level of design documentation is sufficient for a specified system)


(iii)  Competition
------------------

The drug and medical device development outsourcing industry consists of hundreds of smaller, limited-service providers and a number of full-service global development companies. The industry continues to experience consolidation and, in recent years, a group of large, full-service competitors has emerged. This trend of industry consolidation appears to have created greater competition among the larger companies for clients and acquisition candidates.

In addition to competing with a number of other global, full-service companies, IT&E also competes against some medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. In addition, the industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that might adversely affect our operating results.

IT&E competes on the basis of a number of factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, price, strengths in various geographic markets, technological expertise and systems, data management capabilities for time savings with data integrity, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage large-scale clinical trials both domestically and internationally, and expertise and experience in healthcare economics. There are no assurances that IT&E will be able to compete favorability in these areas.

For specialty areas such as laboratory and manufacturing validation, medical communications, and protocol development, IT&E competes in a market that has a myriad of niche providers. For the most part, these niche providers offer specialty services and products with a focus on a specific geographic region, a particular service or function and/or a specific stage or phase of drug development. By contrast, IT&E provides its services on a global basis across functional areas. IT&E competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, and ability to deliver quality products to the client's specifications. The outsourced preclinical research industry consists of a number of large providers and numerous smaller niche companies. As such, there is significant competition for these opportunities, and IT&E success will depend on our ability to identify and competitively bid for risk-sharing programs that are likely to be productive.


(iv)  Government Regulation
--------------------------

IT&E's clients are subject to extensive regulations by government agencies. Consequently, the services IT&E provides for these clients must comply with relevant laws and regulations.

Prior to commencing human clinical trials in the United States, a company developing a new drug must file an Investigational New Drug application, or IND, with the FDA. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a detailed plan, or study protocol, for the proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. The study protocol will also be reviewed and approved by the institutional review board, or IRB, in each institution in which a study is conducted, and the IRB may impose additional requirements on the way in which the study is conducted in its institution.

Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy along with safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting a new drug application, or NDA. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA's review can last from six months to many years, with the average review lasting 18 months. Once the NDA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA.

IT&E must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. To help ensure compliance with these regulations, IT&E has established quality assurance at our laboratory facilities to monitor ongoing compliance by auditing test data and conducting regular inspections of testing procedures and our laboratory facilities.


(v) Employees
--------------

At December 31, 2004, IT&E employed approximately 100 employees. These employees represent the following employment mix for the company: 10% administration, 7% recruiting, 5% sales, and 78% contract service providers. Additionally we utilize the services of approximately 30 outside consultants who work as independent contractors for IT&E.


ITEM 2.  DESCRIPTION OF PROPERTY.

A.  Description of Property

We do not own any real estate properties. Our executive offices are located at 505 Lomas Santa Fe Drive, Suite 200, Solana Beach, California 92075 and our telephone number is (858) 366-0970. We pay a base monthly rent of approximately $7,000, which includes rent, common area maintenance, insurance and real estate taxes. Management believes that these facilities are adequate for our current and anticipated needs.

We also maintain an office at:

31 N. Second Street, Ste. 250
San Jose, CA 95113

B.  Investment Policies

The Company does not currently own and the Company has not made any investments in real estate, including real estate mortgages, and the Company does not intend to make such investments in the near future.


ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceeding. The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental.

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

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.  MARKET INFORMATION

Our Common Stock is quoted on the OTC Bulletin Board under the symbol ITER, since October 27, 2003. As of December 31, 2004, there were approximately 200 holders of record of our Common Stock. The following table sets forth the high and low bid prices for our Common Stock for the periods indicated as reported by the OTC Bulletin Board. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.


FISCAL 2003                                  High              Low
--------------------------------             ----              ----
Cleared for trading on October 27, 2003

Quarter ended December 31, 2003              $0.00             $0.00

FISCAL 2004
--------------------------------             ----              ----
Quarter ended March 31, 2004                 $0.00             $0.00
Quarter ended June 30, 2004                  $2.05             $1.25
Quarter ended September 30, 2004             $1.94             $0.62
Quarter ended December 31, 2004              $1.00             $0.16


The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

B.  HOLDERS
-----------

As of December 31, 2004, there were approximately 200 holders of record of our common stock.

C.  DIVIDENDS
-------------

To date, we have not paid any dividends on its common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

D.  STOCK REPURCHASE
--------------------

The Company did not repurchase any of its shares during the fiscal year covered by this report.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction
------------

On April 14, 2004, IT&E International Group entered into an Acquisition Agreement and Plan of Merger with Clinical Trials Assistance Corporation, or Clinical Trials, through its wholly-owned subsidiary, Merger Sub. Pursuant to the Acquisition Agreement, Clinical Trials acquired IT&E in exchange for 11,000,000 shares of the Registrant's common stock which were issued to the holders of IT&E stock and 2,820,000 preferred shares, which can be converted for common shares at a ten-for-one ratio, after they are held for two years. Additionally, once the merger was consummated and further to the Agreement, the then controlling stockholder of the Registrant, cancelled 28,000,000 shares of the Registrant's Common Stock held by him. Clinical Trials and IT&E were engaged in the same general business. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Company Overview
----------------

We are a life sciences service organization focused on providing our clients with project-based consulting services in the areas of FDA regulatory compliance, data management, biometrics and clinical validation throughout the clinical trials lifecycle. Our services range from recruitment of patients for clinical trials and providing skilled personnel to assist with managing clinical trials, to providing enterprise software solutions and training to manage data to ensure FDA compliance. We also provide validation services for new pharmaceutical manufacturing facilities. We serve a variety of clients, including those in the private industry, public institutions, research facilities and the government.

Our client list includes such well-known companies as Eli Lilly, Novartis, Pfizer, Bristol-Myers Squibb, Glaxo Smith Kline Abbott, Schering-Plough,
Amgen, Baxter, Aventis Pasteur, Wyeth, Vaxgen, Boston Scientific and
Genentech. We are in the process of seeking other businesses to acquire so that we can expand our operations. The analysis of new businesses opportunities and evaluation of new business strategies will be undertaken by or under the supervision of our Board of Directors. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. We will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

We will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which we will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for us to complete our analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

The overall outlook for our continued financial growth remains very positive as our pipeline for new customers remains solid. We will continue to move ahead on the execution of our strategic plans to raise additional capital to be used to make further strategic acquisitions in the coming quarters, positioning IT&E for a leadership position in our industry.


Results of Operations
---------------------

As of December 31, 2004, the Company's current assets exceeded its current liabilities by $4,086,665. This includes a $5.0 million financing from Laurus Master Fund Ltd., or Laurus, an institutional fund that specializes in direct investments in growing, small and micro-cap companies, that closed in October 2004. Of these funds, $2.5 million are restricted and under the control of Laurus for either additional growth working capital or for a future acquisition, which is a part of our long-term strategy. The loan has a three year term and an interest rate of prime plus 2.5%. Interest has been payable monthly. Principal payments of $83,333.33 commence on May 1, 2005.

Accounts receivable at December 31, 2004 was $2.6 million, net of an allowance for doubtful accounts of $75,000, as compared to accounts receivable at December 31, 2003 of $1.6 million, net of an allowance for doubtful accounts of $118,000. The increase was due primarily to an aggressive sales strategy during the second and third quarter of 2004 to sign new long-term and preferred vendor relationships with the leading pharmaceutical and biotechnology companies to further expand and broaden our customer base. An additional result of establishing contracts with such established companies is that the risk of uncollectible accounts is reduced. We review our outstanding receivables on a monthly basis to determine collectibility.

For the year ended December 31, 2004, we generated service revenues of $13.4 million as compared to $10.0 million in revenues for the year ended December 31, 2003, an increase of 34%. Service revenues for the fourth quarter ended December 31, 2004, were $4.0 million as compared to $2.8 million during the same quarter of 2003, an increase of 44% from the prior year's fourth quarter. This increase in revenues is a direct result in our change in sales strategy noted above.

Our strategy of signing major clients has begun to produce some good results. We have signed new agreements with several big pharmaceutical companies, large biotech firms, an alternative supplement manufacturers, and a medical device company. In addition, we expanded our extensive services to clients supporting the U.S. Government's Bio Defense initiatives by assisting companies that are producing needed vaccines for anti-terrorism measures.

We have also secured renewals and extensions of major initiatives within existing clients, such as Schering-Plough, Pfizer, Novartis, GlaxoSmithKline, Baxter Pharmaceutical, Aventis Pasteur, Bayer, Wyeth Global, Genentech, Chiron, Amgen, Boston Scientifc and VaxGen.

The cost of revenue for the year ended December 31, 2004 was $$9.5 million, or 71% of revenues, as compared to $6.4 million, or 64% of revenues for the year ended December 31, 2004. Our gross profit for the fourth quarter of 2004 was 29% as compared to 36% during the same quarter of 2003. The increase in cost of revenue exceeded management's expectations and we are working to improve these margins by way of controlling the cost of providing our contractors to the customer.

Total operating expenses for the year ended December 31, 2004 were $4.3 million, or 32% of revenues, as compared to $3.4 million, or 34% of revenues, for the same period last year. Total operating expenses for the fourth quarter of 2004 were $1.5 million as compared to $866,000 for the same period in 2003. During 2004, we incurred costs not previously incurred, such as costs associated with our reverse merger with Clinical Trials Assistance Corporation, costs associated with becoming a public entity and costs associated with the amortization of loan fees related to the convertible loan with Laurus. In addition to the significant investment to broaden our customer base, we began to implement a company-wide quality management system to better serve our customers. We also added depth to our management team and began the process of recruiting independent outside Board members. We expect these costs to continue during 2005 as we continue to grow as a public entity and move ahead with our strategy of seeking follow-on investors to support our acquisition strategy and prepare for our future move to a National Stock Exchange.

For the year ended December 31, 2004, we had a net loss of $499,000, or $0.03 per share, as compared to net income $82,000, or $0.17 per share, for the same period in 2003. The number of shares used in the calculation of earnings per share changed substantially as a result of our merger with Clinical Trials Assistance Corporation. At December 31, 2003 481,500 shares were issued and outstanding as compared to 19,000,000 shares issued and outstanding at December 31, 2004.

Need for Additional Funding
---------------------------

With our current contract backlog and sales pipeline of $33.0 million, the highest in company history, and our current cash and accounts receivables balance, we believe that we have adequate resources to fund our operations through 2005. There can be no assurance that market conditions will permit us to raise sufficient funds for strategic acquisitions or that additional financing will be available when needed or on terms acceptable to us.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock, 5,000,000 shares of its $0.001 par value Series A preferred stock, 5,000,000 shares of its $0.001 par value Series B preferred stock, and 5,000,000 shares of its $0.001 par value Series C preferred shares.

On October 18, 2004, we issued a $5,000,000 secured convertible term note ("Note") to Laurus Master Fund, Ltd. ("Laurus"). The Note is convertible into shares of our common stock at an initial conversion price of $0.75 per share. Pursuant to this agreement, we also issued to Laurus a warrant ("Warrant") to purchase up to 1,924,000 shares of our common stock, of which 962,000 shares will have an exercise price of $0.94 and 962,000 shares will have an exercise price of $1.12. The warrants expire on October 18, 2011.

The Note has a term of three years and accrues interest at the prime rate plus 2.5% per year (7.50% as of December 31, 2004). The Note is secured by all our assets and the assets of our subsidiaries. The Note consists of a non-restricted facility of $2.5 million and a restricted facility of $2.5 million. The non-restricted facility was used to pay off an outstanding line of credit of approximately $1.5 million, with the remaining $1.0 million, net of transaction fees, being used for working capital. The second $2.5 million facility is restricted for either additional internal growth working capital requirements or for a future acquisition, which is a part of our strategic long-term growth plans. These funds are under the sole dominion and control of Laurus as security for our obligations under the Securities Purchase Agreement and other related agreements. (See financial footnote 6 entitled "Convertible Debt.")

ITEM 7.  FINANCIAL STATEMENTS.


a) Financial Statements

                           IT&E INTERNATIONAL GROUP

                             FINANCIAL STATEMENTS

                               December 31, 2003
                               December 31, 2004

                                   CONTENTS

                                                             PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM      F-1

BALANCE SHEET                                                F-2

STATEMENTS OF OPERATIONS                                     F-3

STATEMENT OF STOCKHOLDERS' EQUITY                            F-4

STATEMENTS OF CASH FLOWS                                     F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-6-17


BECKSTEAD AND WATTS, LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                   2425 W Horizon Ridge Parkway
                                                            Henderson, NV 89052
                                                             702.257.1984 (tel)
                                                             702.362.0540 (fax)


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheets of IT&E International Group (the "Company"), as of December 31, 2004 and 2003, and the related statement of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IT&E International Group as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/  Beckstead and Watts, LLP
-----------------------------
Henderson, Nevada
March 22, 2005

                               IT&E INTERNATIONAL GROUP
                                     Balance Sheet

                                          December 31,       December 31,
                                              2004              2003
Assets                                    ------------      -------------
Current assets:
   Cash - unrestricted                     $   402,779      $    173,236
   Cash - restricted                         2,506,862                 -
   Accounts receivable, net of
     allowance for doubtful accounts
     of $75,000 and $118,118, respectively   2,644,501         1,639,907
   Unbilled revenue                            133,398           195,607
   Prepaid and other current assets             77,175            71,965
                                           ------------      ------------
          Total current assets               5,764,715         2,080,715
                                           ------------      ------------
Fixed assets, net                              313,435            82,618
Loan fees, net                                 807,144                 -
Deposits                                        33,723            23,382
                                           ------------      ------------
                                           $ 6,919,018       $ 2,186,715
                                           ============      ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                        $   612,647       $   254,855
   Accrued payroll and employee benefits       322,300           168,296
   Line of credit - bank                             -           855,015
   Current portion of capital lease
     obligations                                 3,089                 -
   Current portion of convertible
     note payable                              666,667                 -
   Deferred rent                                30,293                 -
   Other accrued liabilities                    43,055            27,731
                                           ------------      ------------
         Total current liabilities           1,678,050         1,305,897

Long-term capital lease obligations,
   less current portion                         16,015                 -
Long-term convertible note payable,
   less current portion                      4,333,333                 -
                                           ------------      ------------
                                             6,027,398          1,305,897

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value,
     70,000,000 shares authorized,
     19,000,000 shares issued and
     outstanding                                19,000            100,750
   Preferred stock, Series A,
     $.001 par value, 5,000,000 shares
     authorized, no shares issued and
     outstanding                                     -                 -
   Preferred stock, Series B,
      $.001 par value, 5,000,000 shares
      authorized, no shares issued and
      outstanding                                    -                 -
   Preferred stock, Series C,
      $.001 par value, 5,000,000 shares
      authorized, 2,820,000 shares
      issued and outstanding                     2,820                 -
   Additional paid-in capital                  862,720           273,930
   Retained earnings                             7,080           506,138
                                           ------------      ------------

                                               891,620           880,818
                                           ------------      ------------
                                           $ 6,919,018       $ 2,186,715
                                           ============      ============

The accompanying notes are an integral part of these financial statements.

                           IT&E INTERNATIONAL GROUP
                           Statements of Operations

                                                   For the years ended
                                            ------------------------------
                                                     December 31,
                                                 2004            2003
                                            ------------     -------------
Service revenue                             $ 13,437,388     $ 10,018,459
Reimbursement revenue                            405,749          392,426
                                            -------------    -------------
Total revenue                                 13,843,137       10,410,885

Cost of revenue                                9,497,806        6,444,287
Reimbursable out-of-pocket expenses              405,749          392,426
                                            -------------    -------------
Gross profit                                   3,939,582        3,574,173

Operating Expenses:
  General and administrative expenses          2,876,100        2,795,472
  Sales and marketing expenses                   982,077          333,730
  Depreciation expense                            21,588           18,438
  Officer salaries                               457,981          300,000
                                            -------------    -------------
Total operating expenses                       4,337,746         3,447,640
                                            -------------    -------------
Net operating income (loss)                     (398,165)          126,533

Other income (expense):
  Interest income                                  3,298                 -
  Other income (expense)                          32,831            (8,298)
  Interest expense                              (137,022)          (33,206)
                                            -------------    -------------
Total other income (expense)                    (100,893)          (41,504)
                                            -------------    -------------
Income (loss) before provision
     for income taxes                           (499,058)           85,029

Provision for income taxes                             -             3,000
                                            -------------    -------------
Net income (loss)                           $   (499,058)    $      82,029
                                            =============    =============
Weighted average number of
      common shares outstanding - basic
      and fully diluted                       19,000,000           481,500
                                            =============    =============
Net income (loss) per share - basic
      and fully diluted                     $      (0.03)    $        0.17
                                            =============    =============


The accompanying notes are an integral part of these financial statements.

                                IT&E INTERNATIONAL GROUP
                          STATEMENTS OF STOCKHOLDERS' EQUITY


STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     Total
                Common Stock   Preferred Stock  Additional           Stock-
               -------------   ---------------  Paid-in    Retained  holders'
               Shares  Amount   Shares Amount   Capital    Earnings  Equity
               ------- ------   ------ -----    ---------  --------  -------
Balance,
Dec 31, 2002   481,500 $100,750       -      -  $ 273,930 $424,109  $ 798,789

Net income                                                  82,029     82,029
             --------  -------  ------- ------  --------- --------  ----------
Balance,
Dec 31,
2003          481,500  100,750       -       -    273,930  506,138    880,818

Merger
Trans-
 action    18,518,500 (81,750) 2,820,000   2,820   78,930        -          -

Issuance of
Warrants                                          509,860        -    509,860

Net loss                                                  (499,058)  (499,058)
             --------  -------  ------- ------  --------  --------  ----------
Balance,
Dec 31,
2004       19,000,000 $19,000  2,820,000 $2,820  $862,720 $  7,080  $ 891,620
           ========== ======= ========== ======= ======== ========  =========

The accompanying notes are an integral part of these financial statements.

                               IT&E INTERNATIONAL GROUP
                               Statements of Cash Flow

                                                 For the years ended
                                            ------------------------------
                                                     December 31,
                                                 2004            2003
                                            ------------     -------------
Cash flows from operating activities
Net income (loss)                              (499,058)          82,029
Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
Depreciation expense                             21,588           18,438
Amortization of loan fees                        60,235                -
Loss on disposal of fixed assets                      -            8,298
Deferred rent                                    30,293                -
Changes in assets and liabilities:
  Accounts receivable                        (1,004,594)        (854,727)
  Unbilled revenue                               62,209         (112,130)
  Prepaid and other current assets               (5,210)           7,170
  Accounts payable                              357,791           48,423
  Accrued payroll and employee benefits         154,004           51,180
  Other accrued liabilities                      15,324            3,000
                                             -----------       ----------

Net cash used by operating activities          (807,418)        (748,319)
                                             -----------       ----------
Cash flows from investing activities
  Purchase of fixed assets, including
    internal-use software                      (252,405)         (57,355)
  Deposits                                      (10,341)           2,853
  Loan fees                                    (357,519)               -
                                             -----------       ----------
Net cash used by investing activities          (620,265)         (54,502)
                                             -----------       ----------

Cash flows from financing activities
      Proceeds from line of credit              758,000           816,021
  Payments on line of credit                 (1,613,015)                -
  Proceeds from capital lease obligation         20,039                 -
  Payments on capital lease obligations            (935)                -
  Proceeds from convertible note payable      5,000,000                 -
                                             -----------       ----------
Net cash provided by financing activities     4,164,089           816,021
                                             -----------       ----------
Net increase in cash and cash equivalents     2,736,405            13,200
Cash and cash equivalents, beginning of year    173,236           160,036
                                             -----------       ----------
Cash and cash equivalents, end of year        2,909,641           173,236
                                             ===========       ===========
Supplemental disclosures:
      Interest paid                              82,109                 -
                                             ===========       ===========
      Income taxes paid                               -                 -
                                             ===========       ===========


The accompanying notes are an integral part of these financial statements.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

In this discussion, the terms "Company", "we", "us", and "our", refer to IT&E International Group and subsidiaries, except where it is made clear otherwise.

We are a life sciences service organization focused on providing our clients with project-based consulting services in the areas of FDA regulatory compliance, data management, biometrics and clinical validation throughout the clinical trials lifecycle. Our services range from recruitment of patients for clinical trials and providing skilled personnel to assist with managing clinical trials, to providing enterprise software solutions and training to manage data to ensure FDA compliance. We also provide validation services for new pharmaceutical manufacturing facilities. We serve a variety of clients, including those in the private industry, public institutions, research facilities and the government.

We were incorporated in the State of Nevada in 2002 as Clinical Trials Assistance Corporation. In April 2004, we merged with IT&E International, Inc. and changed our name to IT&E International Group.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We maintain an allowance for doubtful accounts for estimated losses resulting from an inability of clients to make required payments. This allowance is based on account receivables, historical collection experience, current economic trends, and changes in the customer payment terms.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash and Cash Equivalents, including Restricted Cash
----------------------------------------------------

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Our restricted cash equivalents consist primarily of a short-term money market deposit. Our cash accounts are with certain financial institutions. The balances in these accounts exceed the maximum U.S federally insured amount. We have not experienced any losses in such accounts and we believe that we are not exposed to any significant credit risk on our cash and cash equivalents.

Revenue Recognition, Accounts Receivable, and Unbilled Receivables
------------------------------------------------------------------

Revenues are derived primarily from FDA validation and compliance outsourcing services, consulting, and systems integration. Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis. Before revenues are recognized, the following four criteria must be met:
(a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and
(d) collectibility is reasonably assured. We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgment regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to several years.

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from level-of-effort arrangements are recognized based upon a fixed price for the level of resources provided. Revenues from fixed fee arrangements for consulting are generally recognized on a rate per hour or percentage-of-completion basis. For each of our fixed fee contracts we maintain estimates of total revenue and cost over the contract term. For purposes of periodic financial reporting on the fixed price consulting contracts, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to its then-current estimate of total costs for the life of the contract is then applied to its then-current estimate of total revenues for the life of the contract to determine the portion of total estimated revenues that should be recognized. We follow this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Revenues recognized on fixed price consulting contracts are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

At the beginning of 2003, we adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue. Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue. At December 31, 2004 and 2003, the Company had no deferred costs.

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. As of December 31, 2004 and 2003, the Company had unbilled revenues included in current receivables of $133,398 and $195,607, respectively.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Reimbursable Out-of-Pocket Expenses
-----------------------------------

In addition to the standard costs incurred to provide services to our customers, we pay other incidental expenses, in excess of contract amounts, which are generally reimbursable under the terms of the contract. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."


Credit Risks
------------

Financial instruments that subject us to concentrations of credit risks consist primarily of cash and cash equivalents and billed and unbilled accounts receivable. Our clients are primarily involved in the healthcare and pharmaceutical industries. The significant majority of our accounts receivable exposure is to large, well established firms. Concentrations of credit risk with respect to billed and unbilled accounts receivable are mitigated, to some degree, based upon the nature of our clients. Management considers the likelihood of material credit risk exposure as remote.

The  healthcare  and  life sciences industries  may  be  affected  by  economic
factors,  which  may  impact   accounts   receivable.  At  December  31,  2004,
approximately 75% of the outstanding trade receivables are due from nine customers who also accounted for approximately 65% of total sales. Management does not believe that any single customer or geographic area represents significant credit risk.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. Investments available for sale are carried at fair value.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis in amounts sufficient to relate the cost of
depreciable   assets  to  operations  over  their  estimated  service  lives, which range from three to seven years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever are shorter.

We account for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2004 and December 31, 2003, we capitalized product development costs of $210,444 and $16,000, respectively, and will begin to amortize such costs in 2005 over the estimated useful life of three years.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations.

Expenditures for repairs and maintenance are charged to operations as incurred.

Income Taxes
------------

Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax law or rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share
---------------------------

Net income (loss) per basic share is computed using the weighted average number of common shares outstanding. Net income (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Warrants to purchase 3,924,000 shares of common stock were outstanding during 2004, but were not included in the computation of earnings per diluted shares because the effect would be antidilutive. There were no stock options issued and outstanding as of December 31, 2004 and 2003.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on July 1, 2005. Statement 123R permits public companies to adopt its requirements using one of two methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the two different methods for the adoption of Statement 123 and have not determined which of the two methods we will adopt.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To date, we have not issued stock-based payments to our employees, though we anticipate the issuance of stock options during 2005. As such, we have not recognized any stock-based compensation during 2004 and 2003.

We believe that the adoption of Statement 123R's fair value method will have a material impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be as it will depend on the levels of share-based payments granted in the future.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our financial statements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and to rescind the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

Reclassification
----------------

Certain amounts in the 2003 financial statements have been reclassified to conform to the presentation of the 2004 financial statements.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. MERGER WITH CLINICAL TRIALS ASSISTANCE CORPORATION

On April 14, 2004, the Company, Clinical Trials Assistance Corporation, a Nevada corporation ("CTAL"), and Clinical Trials Assistance Acquisition Corporation, a Nevada corporation ("Merger Sub"), entered into an Acquisition Agreement and Plan of Merger (collectively the "Agreement") pursuant to which CTAL, through its wholly-owned subsidiary, Merger Sub, acquired IT&E in exchange for 11,000,000 shares of CTAL common stock which were issued to the holders of IT&E stock (the "Merger"). Immediately after the Acquisition was consummated, and further to the Agreement, CTAL's controlling stockholder cancelled 28,000,000 shares of CTAL's Common Stock held by him (the "Cancellation"). The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

The stockholders of IT&E (three stockholders owning 481,500 shares), who unanimously approved the acquisition as of the closing date of the Merger and after giving effect to the Cancellation, now own approximately 80% of the CTAL's outstanding common stock. This figure is based on the issuance of 9,000,000 shares of $0.001 par value common stock and the share dilution upon conversion of the 2,000,000 warrants into common stock.

This transaction was accounted for as a reverse merger, since the stockholders of IT&E own a majority of the issued and outstanding shares of common stock of CTAL, and the directors and executive officers of IT&E became the directors and executive officers of the CTAL.

As a part of this transaction, 2,000,000 warrants were issued to several individuals for cash totaling $2,000. The warrants are convertible on a one-for-one basis at a price to be agreed upon on the exercise date by the Company's board of directors and the warrant holders. The exercise date is not sooner than one year and not later than five years.


4. ADVANCES TO EMPLOYEES

At December 31, 2004 and 2003, the Company had advanced $21,525 and $46,971, respectively, to certain employees. The notes are non-interest bearing and due during 2005. During 2005, an employee advance of $20,000 was deemed uncollectible.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consisted of the following:

                                                  2004        2003
                                              ---------     ---------
             Computers                        $ 135,971     $ 113,940
             Furniture and fixtures              41,007       21,082
             Internal-use software              210,444       16,000
             Leasehold improvements              17.898        1,731
                                              ---------     ---------
                                                405,320      152,753
             Less accumulated depreciation    (  91,885)   (  70,135)
                                              ---------     ---------
                                              $ 313,435     $ 82,618
                                              =========     =========

Depreciation expense totaled $21,588 and $18,438 during the years ended December 31, 2004 and 2003, respectively.


6. CONVERTIBLE DEBT

On October 18, 2004, we issued a $5,000,000 secured convertible term note ("Note") to Laurus Master Fund, Ltd. ("Laurus"). The Note is convertible into shares of our common stock at an initial conversion price of $0.75 per share. Pursuant to this agreement, we also issued to Laurus a warrant ("Warrant") to purchase up to 1,924,000 shares of our common stock, of which 962,000 shares will have an exercise price of $0.94 and 962,000 shares will have an exercise price of $1.12. The warrants expire on October 18, 2011.

The Note has a term of three years and accrues interest at the prime rate plus 2.5% per year (7.50% as of December 31, 2004). The Note is secured by all our assets and the assets of our subsidiaries. The Note consists of a non-restricted facility of $2.5 million and a restricted facility of $2.5 million. The non-restricted facility was used to pay off an outstanding line of credit of approximately $1.5 million, with the remaining $1.0 million, net of transaction fees, being used for working capital. The second $2.5 million facility is restricted for either additional internal growth working capital requirements or for a future acquisition, which is a part of our strategic long-term growth plans. These funds are under the sole dominion and control of Laurus as security for our obligations under the Securities Purchase Agreement and other related agreements.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on the unrestricted principal amount is payable monthly, in arrears, on the first business day of each calendar month until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 103% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. The minimum monthly principal repayment of $83,333.33 commences on May 1, 2005, and continues through the October 18, 2007 maturity date. The principal criteria for the monthly payments to be made in shares of our common stock include:

   o the effectiveness of a current registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible;

   o an average closing price of our common stock for the previous five trading days greater than or equal to 110% of the fixed conversion price; and

   o the amount of such conversion not exceeding 25% of the aggregate dollar trading volume of our common stock for the previous 22 trading days.

We may prepay the non-restricted facility of the Note at any time by paying 125% of the principal amount then outstanding, together with accrued but unpaid interest thereon. We may also prepay the restricted facility of the Note at any time by paying 115% of the principal amount then outstanding, together with accrued but unpaid interest thereon. Upon an event of default under the Note, Laurus may demand repayment of the outstanding principal balance at a rate of 125% of the non-restricted facility of the Note and 115% of the outstanding principal balance of the restricted facility, plus any accrued interest. If the Note remains outstanding after an event of default that is not cured, the interest rate increases to 1.5% per month.

On a month-by-month basis, if we register the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant on a registration statement declared effective by the Securities and Exchange Commission, and the market price of our common stock for five consecutive trading days exceeds the conversion price by at least 25%, then the interest rate on the Note for the succeeding calendar month shall be reduced by 1% for every 25% increase in the market price of our common stock above the conversion price of the Note, but in no event shall the interest rate be less than zero percent.

Laurus also has the option to convert all or a portion of the Note into shares of our common stock at any time, subject to limitations described below, at a conversion price of $0.75 per share, subject to adjustment as described below. The Note is currently convertible into 8,590,667 shares of our common stock, excluding the conversion of any accrued interest. Laurus is limited on its ability to convert is the conversion of the Note or the exercise of the Warrant would cause the shares then held be Laurus to exceed 4.99% of our outstanding shares of common stock unless there has been an event of default or Laurus provides us with 75 days prior notice.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We were obligated to file a registration statement with the Securities and Exchange Commission ("SEC") registering the resale of shares of our common stock issuable upon conversion of the Note and exercise of the Warrant by November 17, 2004, and to have such Statement declared effective by the SEC by no later than January 25, 2005. We timely filed the registration statement, but it has not yet been declared effective. If the registration statement is not declared effective within the timeframe described, if the registration statement is suspended other than as permitted in the Registration Rights Agreement, or if our common stock is not listed for three consecutive trading days, we are obligated to pay Laurus additional cash fees. The cash fees are 2.0% of the original principal amount of the Note for each 30 day period in which we fail to correct these issues. Since the registration statement has not yet been declared effective, we are incurring monthly cash fees to Laurus.

The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants are $0.28 and $0.25. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 6.0%, zero dividend yield, volatility of the Company's common stock of 86.81% and an expected life of the warrants of two years. Approximately $510,000 was added to financing costs as a result of the warrants. No warrants have been exercised through December 31, 2004. In addition to the costs related to the warrants, we also incurred approximately, $358,000 of loan origination costs for the debt. We will amortize the total loan costs over the period of the loan. We amortized approximately $60,000 for the period ending December 31, 2004.

Future maturities of long-term debt are as follows as of December 31, 2004:

                       2005            $  666,667
                       2006             1,000,000
                       2007             3,333,333
                       2008                     -
                       2009                     -
                    Thereafter                  -
                                       ----------
                                       $5,000,000
                                       ==========

7. COMMITMENTS AND CONTINGENCIES

During 2004, we entered into a new capital lease obligation totaling $20,039. This leased equipment has accumulated depreciation of $1,391 at December 31, 2004.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments on the capital lease obligation at December 31, 2004 are as follows:

     For the year ending December 31:
             1                                                 $  5,654
             2                                                    5,654
             3                                                    5,654
             4                                                    5,654
             5                                                    3,769
                                                               --------
             Total                                               26,385
             Less amount representing interest                  ( 7,281)
                                                               --------
             Present value of capital lease payments           $ 19,104
                                                               ========

The Company also leases its office facilities, certain office space, and living accommodations for consultants on short-term projects under operating leases that expire over the next three years. At December 31, 2004, the Company was obligated under non-cancelable operating leases with future minimum rentals as follows:

          Years Ending
               1                                               $ 133,241
               2                                                  97,402
               3                                                  79,971
                                                               ---------
               Total                                           $ 310,614
                                                               =========

Rent expense was $226,036 and $206,154 for the years ended December 31, 2003 and 2002, respectively.

We are involved in various legal actions arising in the normal course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

8. PROFIT SHARING PLANS

We provide a 401(k) salary deferral plan for eligible employees. Employees may elect to reduce their compensation by an amount that will not exceed the total amount allowed by the Internal Revenue Code for all contributions to qualified plans. The plan does provide for discretionary contributions by the employer. No contributions were made by the Company to the plan for the years ended December 31, 2004 and 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None --  Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, IT&E International Group carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Principal Officer. Based upon that evaluation, our Chief Principal Officer concluded that IT&E International Group's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:


                                                              Director of
        Name         Age    Position with Registrant       Registrant Since
-----------------    ---    ------------------------       ----------------
Peter R. Sollenne     56    CEO/Director                    April, 2004
Kelly Alberts         37    President/COO/Director          April, 2004
Tony Allocca          61    VP Ops/Director                 April, 2004
Mike Ruchman          55    Vice President Sales             N/A
David Vandertie       44    Chief Financial Officer          N/A


Biographies
-----------

Peter R. Sollenne, Chief Executive Officer/Director
---------------------------------------------------

Mr. Sollenne has served as our Chief Executive Officer since December 2003. From May 2000 to December 2003, Mr. Sollenne was President and Chief Executive Officer at FastBreak Growth, Inc. a strategic management consulting and business solutions company. From December 1998 to May 2000, Mr. Sollenne was Chief Executive Officer, President and Chief Operating Officer of re-Solutions, Inc., an information technology professional services company. Mr. Sollenne received his Bachelors of Science in Accounting/Business Administration from Boston College and is a CPA.

Kelly Alberts, Co-Founder, President/COO/Director
-------------------------------------------------

Mr Alberts has served as our President and Chief Operating Officer since our inception in 1996. Mr. Alberts received his Bachelors of Science from the University of Iowa.


Tony Allocca, Co-Founder, Vice President Operations/Director
------------------------------------------------------------

Mr. Allocca has served as our Vice President of Operations since our inception in 1996. Mr. Allocca is a graduate of the University of Maryland and served in the United States Air Force.

Mike Ruchman, Vice President Sales
----------------------------------

Mr. Ruchman has served as our Vice President of Sales since June, 2004. From 1999 to June 2004, Mr. Ruchman served as our Sales Director for Regulatory Compliance and Clinical consulting. From 1997 to 1999, Mike was the Vice President of Sales for XXCAL/NTS Corp. Mr. Ruchman holds a Bachelors of Science in Mechanical Engineering from California State University Los Angeles, a Masters of Science in Civil Engineering from California State University
Los Angeles, a MBA and an MS in Information Systems Technology from the University of Texas.


David Vandertie, Chief Financial Officer
----------------------------------------

Mr. Vandertie has served as our Chief Financial Officer since January 2005. From June 2004 to December 2004, Mr. Vandertie was a financial consultant. From May 2002 to June 2004, Mr. Vandertie was Vice President and Chief Financial Officer at Althea Technologies, Inc., a biotech contract service organization. From June 2000 to May 2002, Mr. Vandertie was Director of Finance and Purchasing at Torrey Mesa Research Institute, a subsidiary of Syngenta AG. From April 1999 to June 2000, Mr. Vandertie was Corporate Controller at Quidel Corporation, a manufacturer of diagnostic test kits.
Mr. Vandertie is a graduate of the University of Wisconsin, Whitewater, where he earned a Bachelor of Business Administration Degree in Accounting, and is a CPA.


Family Relationships
--------------------

None.

Audit Committee
---------------

The company does not have a separately-designated standing Audit Committee.
The members of the Board of Directors sit as the Audit Committee. Accordingly, the Company does not have an audit committee financial expert.

Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
-------------------------

     (1) The Registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the Registrant not to have such a committee because its sole director participates in the consideration of director nominees and the board is so small.

     (3) The sole member of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5)  The basis for the view of the board of directors that it is appropriate for the Registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Neighborhood Connections, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation for 2004 is noted below. We do not have any employment contracts for our executive officers or directors.

The following table reflects certain compensation due to be paid to our Executive Officers during the current fiscal year.

Annual Compensation
                                                                  Other
                                                                 Annual
                                                                 Compen
Name and Principal Position        Year    Salary($)  Bonus ($)  sation ($)
----------------------------------------------------------------------------
Kelly Alberts, Pres/COO/Dir.       2004    144,615        -       -

Tony Allocca, VP Ops/Dir.          2004    132,500        -       -

Peter R. Sollenne, CEO/Director    2004    175,000        -       -

Mike Ruchman, VP Sales             2004    150,000    1,500       -

David Vandertie, CFO               2004      6,250        -       -
----------------------------------------------------------------------------


Long Term Compensation
                                               Awards              Payouts
                                        -------------------    ----------------
                                                                          All
                                        Restricted   Number              Other
                                        Stock         of       LTIP     Compen-
                                        Award(s)    Options/   Payouts   sation
Name and Principal Position      Year     ($)       Warrants     ($)      ($)
-------------------------------------------------------------------------------
Kelly Alberts, Pres/COO/Dir.     2004   0           0          0        0

Tony Allocca, VP Ops/Dir.        2004   0           0          0        0

Peter R. Sollenne, CEO/Director  2004   0           0          0        0

Mike Ruchman, VP Sales           2004   0           0          0        0

David Vandertie, CFO             2004   0           0          0        0
----------------------------------------------------------------------------

Option/SAR Grants
-----------------

We did not grant any options or any stock appreciation rights during the year ended December 31, 2004. We have not granted any stock appreciation rights.

Compensation of Directors
-------------------------

No compensation was paid to our Directors for any service provided as a Director during the year ended December 31, 2004. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

Employment Contracts
--------------------

We do not have any employment contracts in place with our Officers or Directors.


Equity Compensation Plan Information

------------------------------------

We do not currently have a formal Employee Benefit and Consulting Services Compensation Plan in effect.

Audit Committee
---------------

The company does not have an Audit Committee. The sole members of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
-------------------------

     (1) The Registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the Registrant not to have such a committee because its sole director participates in the consideration of director nominees and the board is so small.

     (3) The sole member of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the Registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2004, by each person known by IT&E International Group to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                              Amount
Title    Name and Address                     of shares           Percent
of       of Beneficial                        held by             of
Class    Owner of Shares       Position       Owner               Class (1)
------------------------------------------------------------------------------
Common   Kelly Alberts(2)      Pres/COO/Dir.  5,967,500            31.41%

Common   Tony Allocca(3)       VP Ops/Dir.    4,647,500            24.46%

Common   Peter R. Sollenne(4)  CEO/Director     385,000             2.03%

Common   Mike Ruchman (5)      VP Sales               -                -

Common   David Vandertie (6)   CFO                    -                -

Common   Kamill Rohny(7)       Shareholder    1,500,000             7.89%

- ------------------------------------------------------------------------------
All Executive Officers as
       a Group (5 persons)                   11,000,000            57.89%


(1) The percentages listed in the Percent of Class column are based upon 19,000,000 issued and outstanding shares of Common Stock.

(2) Kelly Alberts, 505 Lomas Santa Fe Drive, Suite 200, Solana Beach, California 92075, he owns 1,529,850 Preferred shares which converts to ten-for-one common stock after a holding period of two years. These shares have ten-for-one voting rights.

(3) Tony Allocca, 505 Lomas Santa Fe Drive, Suite 200, Solana Beach, California 92075, he owns 1,191,450 Preferred shares which converts to ten-for-one common stock after a holding period of two years. These shares have ten-for-one voting rights.

(4) Peter R. Sollenne, 505 Lomas Santa Fe Drive, Suite 200, Solana Beach, California 92075, he owns 98,700 Preferred shares which converts to ten-for-one common stock after a holding period of two years. These shares have ten-for-one voting rights.

(5) Mike Ruchman, 505 Lomas Santa Fe Drive, Suite 200, Solana Beach, California 92075

(6) David Vandertie, 505 Lomas Santa Fe Drive, Suite 200, Solana Beach, California, 92075

(7)  Kamill Rohny, 2078 Redwood Crest, Vista, California  92081-7340.


B.  Persons Sharing Ownership of Control of Shares

No persons other than Kelly Alberts (President/Director) and Tony Allocca
(VP Operations/Director) own or shares the power to vote ten percent (10%) or more of the Company's securities.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Beckstead & Watts, LLP, Certified Public Accountants, to perform the annual audit of the Company's financial statements. Beckstead & Watts, LLP own no stock in the Company.

The company has no formal contracts with its accountant, they are paid on a fee for service basis.

At December 31, 2004, the Company had advanced $21,525 to certain employees. The notes are non-interest bearing and due during 2005.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

      31.1 Certification of Principal Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------

(b)  REPORTS ON FORM 8-K

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

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $36,000 and $12,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned and duly authorized on March 24, 2004.


                                              IT&E International Group
                                           ------------------------------
                                                    (Registrant)


                                           By:  /s/ Peter R. Sollenne
                                           ---------------------------
                                                    Peter R. Sollenne
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  March 24, 2005          By:  /s/ Kelly Alberts
---------------------          ----------------------------
                                        Kelly Alberts
                                        President/COO