Form 10QSB/A
period 2004-09-30
IT&E INTERNATIONAL GROUP
filed 2005-05-04
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                Amendment No. 1 to

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

                        IT&E International Group
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Nevada                                  77-0436157

   --------------------------------            --------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

    505 Lomas Santa Fe Drive, Suite 200, Solana Beach CA        92075
    ------------------------------------------------------    ----------
           (Address of principal executive offices)           (zip code)

  Issuers telephone number:  858-366-0970
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


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statements of Cash Flows (unaudited).................    6
          Notes to Financial Statements........................   7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    9

Item 3.   Controls and Procedures..............................   23



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   24

Item 2.   Changes in Securities and Use of Proceeds............   24

Item 3.   Defaults upon Senior Securities......................   24

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   24

Item 5.   Other Information.....................................  24

Item 6.   Exhibits and Reports on Form 8-K......................  24

Signatures......................................................  25

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

                                IT&E Corporation
                            Statements of Operations
                                  (Unaudited)

STATEMENTS OF OPERATIONS

                         For the three months ended    For the nine months
ended
                                September 30,               September 30,
                         --------------------------  -----------------------
                               2004         2003         2004          2003
                            ---------     ---------    ---------    ---------
Revenue                     $ 3,038,582  $ 2,570,229  $ 9,404,394  $ 7,221,941
Cost of revenue               2,410,783    1,550,390    6,693,321    4,444,606
                            -----------  -----------  -----------  -----------
Gross profit                    627,799    1,019,839    2,711,073    2,777,335

Operating expenses:
  General and administrative
     expenses                   853,223     892,834     2,519,828    2,359,947
  Sales and marketing
     expenses                    42,982       8,521        67,819       28,374
  Depreciation expense            4,677       4,608        14,314       13,411
  Officer salaries               66,731      60,000       186,731      180,000
                            -----------  -----------  -----------  -----------
Total operating expenses        967,613     965,963     2,788,692    2,581,732
                            -----------  -----------  -----------  -----------

Net operating income           (339,814)     53,876       (77,619)     195,603

Other income (expense):
  Other income                        -       4,220             -       11,453
  Other (expenses)              (76,397)     (6,712)     (136,912)     (41,952)
  Interest expense              (18,569)     (9,106)      (49,032)     (15,259)
                            -----------  -----------  -----------  ------------
Total other income (expense)    (94,966)    (11,598)     (185,944)     (45,758)

Income before provision for
   income taxes                (434,780)     42,278      (263,563)     149,845

Provision for state
   income taxes                       -           -             -            -
                            -----------  -----------  -----------  -----------
Net income (Loss)           $  (434,780) $   42,278   $  (263,563) $   149,845
                            ===========  ===========  ===========  ===========
Weighted average number of
  common shares outstanding -
  basic and fully diluted    19,000,000  11,000,000    19,000,000   11,000,000
                            ===========  ===========  ===========  ===========

Net income per share -
   basic and fully diluted  $    (0.02)  $    0.004   $    (0.01)  $      0.01
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

Our client list includes such well-known pharmaceuticals and biotechnology companies as Eli Lilly, Novartis, Chiron, Pfizer, Bristol-Myers Squibb, Glaxo Smith Kline, Abbott, Schering-Plough, Amgen, Baxter, Aventis Pasteur, Wyeth, Vaxgen, Boston Scientific and Genentech. We are in the process of seeking other businesses to acquire so that we can expand our operations. The analysis of new business opportunities and evaluation of new business strategies will be undertaken by or under the supervision of our Board of Directors. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. We will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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


Results of Operations
---------------------

As of September 30, 2004, the Company's current assets exceeded its current liabilities by $465,325.

Accounts receivable at September 30, 2004 was $2.1 million, net of an allowance for doubtful accounts of $69,703, as compared to accounts receivable at September 30, 2003 of $1.6 million, net of an allowance for doubtful accounts of $118,000. The increase was due primarily to an aggressive sales strategy during the first, second and third quarters of 2004 to sign new long-term and preferred vendor relationships with the leading pharmaceutical and biotechnology companies to further expand and broaden our customer base. An additional result of establishing contracts with such established companies is that the risk of uncollectible accounts is reduced. We review our outstanding receivables on a monthly basis to determine collectibility.

For the nine months ended September 30, 2004, we generated service revenues of $9.4 million as compared to $7.2 million in revenues for the nine months ended September 30, 2003, an increase of 30.6%. Service revenues for the third quarter ended September 30, 2004, were $3.0 million as compared to $2.6 million during the same quarter of 2003, an increase of 18%. This increase in revenues is a direct result in our change in sales strategy noted above.

Our strategy of signing new major clients has begun to produce some good results. We have signed new agreements with several big pharmaceutical companies, large biotech firms, an alternative supplement manufacturers, and a medical device company. In addition, we expanded our services to clients supporting the U.S. Government's Bio Defense initiatives by assisting companies that are producing needed vaccines for anti-terrorism measures.

We have also secured renewals and extensions of major initiatives within existing clients, such as Schering-Plough, Pfizer, Novartis, GlaxoSmithKline, Baxter Pharmaceutical, Aventis Pasteur, Bayer, Wyeth Global, Genentech, Chiron, Amgen, Boston Scientifc and VaxGen.

The cost of revenue for the nine months ended September 30, 2004 was $6.7 million, or 71% of revenues, as compared to $4.4 million, or 61% of revenues for the nine months ended September 30, 2003. Our gross profit for the third quarter of 2004 was 20.7% as compared to 39% during the same quarter of 2003. The increase in cost of revenue exceeded management's expectations and we are working to improve these margins by way of controlling the cost of providing our contractors to the customer. Also, during the quarter we incurred additional costs of sale in taking some lower margins initially to secure selected new business.

The nature of other expenses, are miscellaneous non-operating related expenses. For the three months ended September 30, 2004 the expenses were unusually high due to a $32,000 additional provision for Bad Debts to bring the Reserve to a level the company felt was appropriate as the level of receivables had grown significantly and payments of $16,000 were paid on outstanding accounts payable.

Total operating expenses for the nine months ended September 30, 2004 were $2.8 million, or 29% of revenues, as compared to $2.6 million, or 36% of revenues, for the same period last year. Total operating expenses for the third quarter of 2004 were $967,000 as compared to $965,000 for the same period in 2003. During 2004, we incurred costs not previously incurred, such as costs associated with our reverse merger with Clinical Trials Assistance Corporation and costs associated with becoming a public entity. In addition to the significant investment to broaden our customer base, we began to implement a company-wide quality management system to better serve our customers. We also added depth to our management team and began the process of recruiting independent outside Board members. We expect these costs to continue during the fourth quarter and into 2005 as we continue to grow as a public entity and move ahead with our strategy of seeking follow-on investors to support our acquisition strategy.

As of September 30, 2004 the allowance for doubtful accounts is deemed appropriate by company management. While the allowance for doubtful accounts has decreased from $183,500 at December 31, 2003 to $69,703 at September 30, 2004 and receivables have gone from $2,152,059 at September 30, 2004 from $1,758,025, the resulting decrease in the allowance for doubtful accounts is supported by the company writing-off old non-collectable accounts in 2004, and the overall nature of receivables has changed from 2003 to 2004, with a much larger level of receivables represented by top pharmaceutical and biotech companies versus smaller dot com related companies from 2002 and 2003.


Need for Additional Funding
---------------------------

With our current contract backlog and sales pipeline of in excess of $20.0 million, and our current cash and accounts receivables balance, we believe that we have adequate resources to fund our operations through 2005. There can be no assurance that market conditions will permit us to raise sufficient funds for strategic acquisitions or that additional financing will be available when needed or on terms acceptable to us.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock, 5,000,000 shares of its $0.001 par value Series A preferred stock, 5,000,000 shares of its $0.001 par value Series B preferred stock, and 5,000,000 shares of its $0.001 par value Series C preferred shares.

Current Assets

Cash.  For the period ending September 30, 2004, the Company had
$291,760 in cash.  This money came from the Company's operating cash flows.

Account receivables amounted to $2,082,356, this number includes net of allowance for doubtful accounts of $69,703.

Prepaid expenses. Prepaid expenses increased from $24,951 at September 30, 2003 to $158,158 at September 30, 2004, an increase of $133,207.

Total Current Assets.  Total Current Assets were $2,989,136.

Liabilities

Total Current Liabilities. Total Current Liabilities were $2,523,811, which gives the company a current ratio of 1.18.

Total Liabilities.  Total Liabilities were $2,523,811.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and expand its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations and the private placement will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months.
If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.


Subsequent Event:
-----------------

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

Employees
---------

IT&E employs approximately 80-85 staff employees. These employees represent the following employment mix for the company: 10% administration, 7% recruiting, 5% sales, and 78% contract service providers. Additionally we utilize the services of approximately 50-55 outside consultants who work as independent contractors for IT&E.


                              RISK FACTORS

The following risk factors should be considered carefully in addition to the other information presented herein:


WE OPERATE IN A MARKET THAT IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE COULD DECLINE AND WE MAY BE UNABLE TO GAIN MARKET SHARE.
----------------------------------------------------------------------------

The market for life science outsourcing is relatively new and highly competitive. Our future success will depend on our ability to adapt to changing technologies, evolving industry standards, product offerings, evolving demands of the marketplace and to expand our customer base through long-term contracts. Some of our competitors have longer operating histories and larger customer bases, which means they have more experience in completing clinical trials in order to obtain regulatory approvals. In the regulatory compliance area, we compete against RCM Technologies, Teratec, and Comsys (Venturi Partners), in the clinical services area, we compete against Covance, Charles River/Inversek, SFBC International, Covalent, Icon, Kendle, and Parexel.
Our competitors have greater marketing capabilities which has helped them establish stronger name recognition and longer relationships with clients. We may not be able to compete with those companies effectively.

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


WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCESSFULLY OPERATING OUR BUSINESS.
---------------------------------------------------------------------------

We may not be able to retain our key personnel or attract other qualified personnel in the future. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team, including Kelly Alberts, our President and COO, and Peter Sollenne, our Chief Executive Officer. These individuals possess industry knowledge and have successfully built strong working relationships with our clients. Our failure to retain Mr. Alberts and Mr. Sollenne, in particular, or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on any of our executive officers, and no employment contracts have been executed with our key executive officers.

WE MAY BE RESPONSIBLE FOR MAINTAINING SENSITIVE PATIENT INFORMATION, AND ANY UNAUTHORIZED USE OR DISCLOSURE COULD RESULT IN SUBSTANTIAL DAMAGE AND HARM TO OUR REPUTATION.
-----------------------------------------------------------------------------

We collect and utilize data derived from various sources to recruit patients for clinical studies. We have access to names and addresses of potential patients who may participate in these studies. As a result, we know what studies are taking place, and who may be participating in these studies. In order to deliver a targeted mail program, we compile specific demographic information. We must protect this information to address privacy concerns. The information keyed to a specific disease state could be inadvertently disclosed without the consent of the patient. Due to these privacy concerns, we must take steps to ensure patient lists remain confidential. Any unauthorized disclosure or use could result in a claim against us for substantial damages and could harm our reputation. There can be no assurance that any protection will be available for such data or that others will not claim rights to such data.

IF THE COMPANY DOES NOT KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES, ITS PRODUCTS AND SERVICES MAY BECOME LESS COMPETITIVE OR OBSOLETE, ESPECIALLY IN THE COMPANY'S PERCEPTIVE INFORMATICS BUSINESS.
----------------------------------------------------------------------------

The biotechnology, pharmaceutical and medical device industries generally, and clinical research specifically, are subject to increasingly rapid technological changes. The Company's competitors or others might develop technologies, products or services that are more effective or commercially attractive than the Company's current or future technologies, products or services, or render its technologies, products or services less competitive or obsolete. If competitors introduce superior technologies, products or services and the Company cannot make enhancements to its technologies, products and services necessary to remain competitive, its competitive position will be harmed. If the Company is unable to compete successfully, it may lose customers or be unable to attract new customers, which could lead to a decrease in revenue.

THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE, WHICH COULD AFFECT THE PRICE OF ITS COMMON STOCK
-------------------------------------------------------------------------------

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. Factors that cause these variations include:

- the level of new business authorizations in a particular quarter or year;
- the timing of the initiation, progress, or cancellation of significant project;
- the mix of services offered in a particular quarter or year;
- the timing of the opening of new offices;
- costs and the related financial impact of acquisitions;
- the timing of internal expansion;
- the timing and amount of costs associated with integrating acquisitions; and
- the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries.

Although none of these bullet points have adversely affected our operations in the past, they are certainly significant factors that need to be considered as potential risk factors with regards to our operating results.

MANY OF THESE FACTORS, SUCH AS THE INITIATION OF NEW PROJECTS BETWEEN QUARTERS OR YEARS, ARE BEYOND THE COMPANY'S CONTROL.
-------------------------------------------------------------------------------

A significant portion of the Company's operating costs relate to personnel, which accounted for approximately 85% of the Company's total operating costs in fiscal year 2004. As a result, the effect on the Company's revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause its operating results to vary substantially between reporting periods. If the Company's operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of its common stock will likely decrease.


IF WE DO NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS MAY SUFFER, WE MAY LOSE REVENUE OR WE MAY BE REQUIRED TO SPEND SIGNIFICANT TIME AND RESOURCES TO DEFEND OUR INTELLECTUAL PROPERTY RIGHTS.
-------------------------------------------------------------------------------

We regard the protection of our patents, trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights, especially when it comes to writing FDA protocols for our clients. We have entered into confidentiality and non-disclosure agreements with our employees, contractors, and clients, and nondisclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our intellectual protocols or deter independent third-party development of similar protocols.

Our competitors, hold their methodologies to write FDA protocols highly confidential. The more widely the Company prepares FDA protocols with outside clients, the more likely the Company's FDA protocols become vulnerable to duplication by the Company's competition. The are no assurances that the Company will be able to protect, even if it copyrights its protocols and writing methodologies, from the competition.

The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our trade secrets, trademarks and similar proprietary rights. Any significant failure on our part to protect our intellectual property could make it easier for our competitors to offer similar services and thereby adversely affect our market opportunities. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources and may not be successful.

GOVERNMENT REGULATION COULD ADVERSELY EFFECT OUR PROFITABILITY.
---------------------------------------------------------------

The industry standards for the conduct of clinical research and development studies are embodied in the regulations for Good Clinical Practice ("GCP"). The FDA and other regulatory authorities require that results of clinical trials that are submitted to such authorities be based on studies conducted in accordance with GCP. These regulations require that IT&E, among other things: comply with specific requirements governing the selection of qualified investigators:

   o  obtain specific written commitments from the investigators;
   o  verify that appropriate patient informed consent is obtained;
   o  monitor the validity and accuracy of data;
   o  instruct investigators and studies staff to maintain records and reports;
   o permit appropriate governmental authorities access to data for their review.

IT&E must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA. IT&E is liable to its clients for any failure to conduct their studies properly according to the agreed upon protocol and contract. If IT&E fails to conduct a study properly in accordance with the agreed upon procedures, IT&E may have to repeat the study at its expense, reimburse the client for the cost of the study and pay additional damages. Further, if IT&E fails to meet government specifications with regards to record-keeping and protocol development, it could result in a major delay, for its clients to obtain FDA approval for their pharmaceutical product, and even negate a multi-million dollar client study, where it would be needed to be repeated from start. Compliance with government regulations to develop a proper study protocol and record-keeping methodologies, places a major burden on the Company. Failure to do so, can result in loss of clients, liability to the Company from these clients, and loss of business.


IN FOREIGN COUNTRIES, INCLUDING EUROPEAN COUNTRIES, WE ARE ALSO SUBJECT TO GOVERNMENT REGULATION, WHICH COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR SERVICES IN THOSE JURISDICTIONS.
----------------------------------------------------------------------------

In order for us to market our services in Europe and some other International jurisdictions, we and our agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our services, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our services internationally.

A SIGNIFICANT NUMBER OF OUR SHARES WILL BE ELIGIBLE FOR SALE AND THEIR SALE OR POTENTIAL SALE MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.
------------------------------------------------------------------------------

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. This prospectus covers 11,200,000 shares of our common stock, which represents approximately
57.8% of our currently outstanding 19,000,000 shares of common stock. As additional shares of our common stock become available for resale in the public market pursuant to this offering and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years. Approximately, 1,500,000 of these restricted common shares are currently eligible for sale under Rule 144K, and another approximately 800,000 restricted shares which been held by non-affiliates for the past one year are currently eligible for sale under Rule 144.


ISSUANCE OF STOCK TO FUND OUR OPERATIONS MAY DILUTE YOUR INVESTMENT AND REDUCE YOUR EQUITY INTEREST.
------------------------------------------------------------------------------

We may need to raise capital in the future. We could face unforeseen costs, or our revenues could fall. We do not have any currently identified sources of additional capital on which we could rely if we find our revenues and the offering proceeds are insufficient to fund our operations. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms or is not available at all, we may be unable to continue to fully develop our business, and our operations and our financial condition may be materially and adversely affected. Debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. Equity financing, if obtained, could result in dilution to our existing stockholders

WE MAY PURSUE STRATEGIC ACQUISITIONS OR INVESTMENTS IN NEW MARKETS AND MAY ENCOUNTER RISKS ASSOCIATED WITH THESE ACTIVITIES THAT COULD HARM OUR BUSINESS AND OPERATING RESULTS.
-----------------------------------------------------------------------------

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses related to goodwill and other intangible assets, a decrease in profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.


THE ACTUAL OR ANTICIPATED RESALE BY THE SELLING STOCKHOLDER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.
----------------------------------------------------------------------------

The resale of our common stock by the selling stockholder through open market transactions or other means may, depending upon the timing of the resales, depress the market price of our common stock. There are no lock-up or other restriction on the resale of this stock. Moreover, actual or anticipated downward pressure on the market price of our common stock due to actual or anticipated resales of our common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.

OVERHANG ON THE EXERCISE OF WARRANTS AND THE SALE OF COMMON SHARES BY LAURUS COULD DEPRESS OUR STOCK PRICE.
-----------------------------------------------------------------------------

Laurus, the selling shareholder, have indicated that they are acting independently of us in determining the manner and extent of sales of the common shares and warrants included in this offering. We will receive none of the proceeds of such sales. Such sales of our common shares and warrants by Laurus, or the perception that those sales may occurs, could cause the trading price of our stock to decrease or to be lowered than it might be in the absence of those sales or perceptions.

Further, Laurus, as the selling shareholder, could impede our future capital raising. Laurus has a right of first refusal on future financing, which places restrictions on our financing activity. This financing arrangement with Laurus gives them control over the company, as a result of its holding a large interest in it; and there is an overhang created by our maintenance of an effective resale registration statement regarding a number of shares that exceeds your public float. The sale of their shares will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. Additionally, we have a lack of control over the $2.5 million, which Laurus has placed in the restricted account.


IF WE ARE UNABLE TO DEVELOP OUR SERVICES WITH ANY COLLABORATIVE PARTNERS, WE MAY BE REQUIRED TO ACCESS ADDITIONAL CAPITAL AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE OUR SERVICES.
-----------------------------------------------------------------------------

If we are unable to develop our services with any collaborative partner we would need to seek direct funding to develop and commercialize our services. These activities require additional resources and capital that we will need to secure. There is no assurance that we will be able to raise sufficient capital or attract and retain skilled personnel to enable us to finish development, launch and market these specialized services. Thus, there can be no assurance that we will be able to commercialize any such product.


OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN SCIENTIFIC, TECHNICAL, MANAGERIAL AND FINANCE PERSONNEL.
-------------------------------------------------------------------------------

Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical, and managerial personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth.

INVESTORS IN OUR SECURITIES MAY SUFFER DILUTION.
------------------------------------------------

The issuance of shares of Common Stock, or shares of Common Stock underlying warrants, options or preferred stock or convertible notes will dilute the equity interest of existing shareholders and could have a significant adverse effect on the market price of our Common Stock. The sale of Common Stock acquired at a discount could have a negative impact on the market price of our Common Stock and could increase the volatility in the market price of our Common Stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our Common Stock and/or rights to acquire additional shares of our Common Stock. The issuance of our Common Stock in connection with such financing may result in substantial dilution to the existing holders of our Common Stock. Those additional issuances of Common Stock would result in a reduction of your percentage interest in our company.


WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS.
---------------------------------------------------------------------

Our directors and executive officers beneficially owned an aggregate of approximately 57.9% of our outstanding Common Stock as of September 30, 2004. These shareholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our shareholders, including the election of directors and the approval of mergers and other business combination transactions.

LOW-PRICED STOCKS THAT MAY AFFECT YOUR ABILITY TO RESELL YOUR SHARES.
---------------------------------------------------------------------

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

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

                                    IT&E International Group
                                    ------------------------
                                         (Registrant)


Dated:  May 4, 2005            By:  /s/ Peter R. Sollenne
        -----------            ---------------------------------
                                        Peter R. Sollenne
                                        Chief Executive Officer
                                        Director

Dated:  May 4, 2005            By:  /s/ Kelly Alberts
        -----------            ---------------------------------
                                        Kelly Alberts
                                        President/COO

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IT&E International Group

Dated:  May 4, 2005            By:  /s/ Peter R. Sollenne
        -----------            ---------------------------------
                                        Peter R. Sollenne
                                        Chief Executive Officer
                                        Director

Dated:  May 4, 2005            By:  /s/ Kelly Alberts
        -----------            ---------------------------------
                                        Kelly Alberts
                                        President/COO