Form 10QSB
period 2005-03-31
IT&E INTERNATIONAL GROUP
filed 2005-05-13
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2005.
---------------------------------------------------------------------------

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

                                        Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 70,000,000 shares authorized, 19,083,330 issued and outstanding as of March 31, 2005. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, 2,820,000 issued and outstanding as of March 31, 2005.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statements of Cash Flows (unaudited).................    6
          Notes to Financial Statements........................   7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    9

Item 3.   Controls and Procedures..............................   15



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2005, follow.

                            IT&E INTERNATIONAL GROUP
                                 BALANCE SHEETS


BALANCE SHEETS

                                                      March 31,
                                                        2005       December 31,
                                                     (unaudited)        2004
                                                     -----------   ------------
Assets

Current assets
   Cash - unrestricted                                $   824,304   $   402,779
   Cash - restricted                                    2,522,922     2,506,862
   Accounts receivable, net of allowance for
     doubtful accounts of $75,000                       2,309,555     2,644,501
   Unbilled revenue                                       335,853       133,398
   Prepaid and other current assets                       182,907        77,175
                                                      ------------   ----------
     Total current assets                               6,175,541     5,764,715
                                                      ------------   ----------

Fixed assets, net                                         308,586       313,435
Loan fees, net                                            734,863       807,144
Deposits                                                   28,881        33,724
                                                      -----------   -----------
                                                      $ 7,247,871   $ 6,919,018
                                                      ===========   ===========

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                    $  469,718    $  612,647
   Accrued payroll and employee benefits                  634,944       322,300
   Current portion of capital lease obligations             3,164         3,089
   Current portion of convertible note payable            916,663       666,667
   Accrued interest and fees owed on note payable         326,881             -
   Deferred rent                                           28,738        30,293
   Other accrued liabilities                               70,834        43,054
                                                      -----------   -----------
     Total current liabilities                          2,450,942     1,678,050
                                                      -----------   -----------

Long-term capital lease obligations,
   less current portion                                    15,456        16,015
Long-term convertible note payable,
   less current portion                                 4,083,337     4,333,333
                                                      -----------   -----------
                                                        6,549,735     6,027,398
Stockholders' equity
  Common stock, $0.001 par value,
    70,000,000 shares authorized,
    19,083,330 shares issued and outstanding               19,083        19,000
Preferred stock, Series C, $0.001 par value,
    5,000,000 shares authorized, 2,820,000
    issued and outstanding                                  2,820         2,820
  Additional paid-in capital                              925,137       862,720
  Retained earnings                                      (248,904)        7,080
                                                      -----------   -----------
                                                          698,136       891,620
                                                      -----------   -----------
                                                      $ 7,247,871   $ 6,919,018
                                                      ==========    ===========


The accompanying notes are an integral part of these financial statements.

                            IT&E INTERNATIONAL GROUP
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

STATEMENTS OF OPERATIONS
                                                   For the three months ended
                                                            March 31,
                                                    -----------------------
                                                        2005        2004
                                                    ----------   ----------
Service revenue                                    $  4,446,580  $  3,145,018
Reimbursement revenue                                    98,346        60,662
                                                   ------------  ------------
Total revenue                                         4,544,926     3,205,680

Cost of revenue                                       3,014,611     1,997,354
Reimburseable out-of-pocket expenses                     98,346        60,662
                                                   ------------  ------------
Gross profit                                          1,431,969     1,147,664

Operating Expenses:
  General and administrative expenses                   814,189       511,603
  Sales and marketing expenses                          230,682       256,047
  Depreciation expense                                   17,148         4,968
  Officer salaries                                      185,462        98,752
                                                   ------------  ------------
Total operating expenses                              1,247,481       871,370
                                                   ------------  ------------

Net operating income                                    184,488       276,294

Other income (expense):
  Interest income                                        16,060             -
  Interest expense                                     (100,339)      (21,686)
  Loan fee amortization                                 (72,281)            -
  Fees on long-term debt                               (221,412)            -
  Non-cash financing costs                              (62,500)            -
  Other income (expense)                                      -        14,490
                                                   ------------  ------------
Total other income (expense)                           (440,472)       (7,196)

Income (loss) before provision for income taxes        (255,984)      269,098

Provision for state income taxes                              -             -
                                                   ------------  ------------
Net income (loss)                                  $   (255,984) $    269,098
                                                   ============  ============
Weighted average number of
  common shares outstanding                          19,022,221    11,000,000
                                                   ============  ============

Net income per share - basic and fully diluted     $     (0.01)  $       0.02
                                                   ============  ============


The accompanying notes are an integral part of these financial statements.

                            IT&E INTERNATIONAL GROUP
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

STATEMENTS OF CASH FLOWS

                                                  For the three months ended
                                                          March 31,
                                                    ---------------------
                                                        2005        2004
                                                    ----------   ----------
Cash flows from operating activities
Net income (loss)                                  $  (255,984)   $  269,098
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation expense                                    17,148         4,968
Amortization of loan fees                               72,281             -
Deferred rent                                           (1,555)            -
Stock issued for financing costs                        62,500             -
Changes in assets and liabilities:
  Accounts receivable                                  334,946      (541,883)
  Unbilled revenue                                    (202,455)            -
  Prepaid and other current assets                    (105,732)            -
  Accounts payable                                    (142,929)      237,541
  Accrued payroll and employee benefits                312,644        78,540
  Accrued interest and fees owed on a note payable     326,881             -
  Other current liabilities                             27,780        12,490
                                                    ----------    ----------
Net cash provided by operating activities              445,525        60,754
                                                    ----------    ----------

Cash flows from investing activities
  Purchase of fixed assets,
    including internal-use software                    (12,299)    (156,576)
  Deposits                                               4,843       (1,450)
                                                    -----------   ----------
Net cash (used) by investing activities                 (7,456)      (1,450)
                                                    -----------   ----------

Cash flows from financing activities
  Proceeds from line of credit, net                          -       143,000
  Payments on capital lease obligations                   (484)            -
  Distributions to shareholders                              -        (3,700)
                                                   -----------   -----------
Net cash provided(used)by financing activities            (484)      139,300
                                                   -----------   -----------

Net increase in cash and cash equivalents              437,585        42,028
Cash and cash equivalents, beginning of period       2,909,641       173,236
                                                   -----------   -----------
Cash and cash equivalents, end of period           $ 3,347,226   $   215,264
                                                   ===========  ============
Supplemental disclosures:
   Interest paid                                   $    32,222   $         -
                                                   ===========   ===========
   Income taxes paid                               $         -   $         -
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. NATURE OF BUSINESS

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

2. BASIS OF PRESENTATION


The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 and the notes thereto. We have followed the same accounting policies in the preparation of these consolidated interim reports.

Results of operations for the interim periods  are  not  indicative  of  annual
results.    Certain   amounts  in  the  2004  financial  statements  have  been
reclassified to conform to the presentation of the 2005 financial statements.

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. FIXED ASSETS

During the quarter ended March 31, 2005, we had $12,299 of fixed asset additions.

Depreciation expense totaled $17,148 and $4,968 for the three months ended March 31, 2005 and 2004, respectively.

4. CONVERTIBLE DEBT

We have outstanding a $5,000,000 secured convertible term note to Laurus Master Fund, Ltd ("Laurus"). $2.5 million of these funds were placed into a restricted cash account is under the sole dominion and control of Laurus as security for our obligations. During the quarter, as a result of not meeting the requirement of causing the registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible to become effective, we have incurred fees of approximately $221,000. During April 2005, Laurus released $500,000 of the restricted funds to pay these fees, along with the accrued interest owed on those funds. The remaining $267,000 will be used for general operating procedures. The minimum monthly principal repayment of $100,000 began on May 1, 2005 and will continue through the October 18, 2007 maturity date.


We recorded interest expense of approximately $100,000 for the three months ended March 31, 2005 related to this convertible note, and approximately $22,000 for the three months ended March 31, 2004 related to a bank line of credit that was paid off with the proceeds of the Laurus note.


5.  STOCKHOLDER'S EQUITY

During March 2005, 83,330 shares of common stock were issued to SBI USA as payment for investment banking consulting services valued at $62,500.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the Financial Statements included in this Form 10-QSB for the three months ended March 31, 2005, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

Company Overview
----------------

We are a life sciences service organization focused on providing our clients with project-based consulting services in the areas of FDA regulatory compliance, data management, biometrics and clinical validation throughout the clinical trials lifecycle. Our services range from recruitment of patients for clinical trials and providing skilled personnel to assist with managing clinical trials, to providing enterprise software solutions and training to manage data to ensure FDA compliance. We also provide validation services for new pharmaceutical manufacturing facilities. We serve a variety of clients, including those in the private industry, public institutions, research facilities and the government. We are managed in one reportable segment.

Our contracts are primarily time and materials contracts that recognize revenue as hours are worked based on the hourly billing rates for each contract.

We incur out-of-pocket costs in excess of contract amounts. These out-of-pocket costs are generally reimbursable by our customers. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the Statements of Operations.

Cost of revenue consists of compensation and related fringe benefits for our project-related staff, as well as for externally contracted personnel. Sales and marketing expenses consist of compensation and related fringe benefits for sales and marketing personnel, along with their out-of-pocket costs, as well other costs such as advertising and trade shows. General and administrative expenses consist of compensation and related fringe benefits for administrative personnel, outside professional costs, facility costs and other costs.

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major customers, and we believe this dependence will continue. The loss of business from any of our major customers could have a material adverse effect on us.

Our client list includes such well-known pharmaceuticals and biotechnology companies as Eli Lilly, Novartis, Chiron, Pfizer, Bristol-Myers Squibb, Glaxo Smith Kline, Abbott, Schering-Plough, Amgen, Baxter, Aventis Pasteur, Wyeth, Vaxgen, Boston Scientific and Genentech. We are in the process of seeking other businesses to acquire so that we can expand our operations. The analysis of new business opportunities and evaluation of new business strategies will be undertaken by or under the supervision of our Board of Directors. In analyzing prospective acquisition opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. We will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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

Though the overall outlook for our continued financial growth remains very positive as our pipeline for new customers remains solid, our results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse affects on the financial statements. Fluctuations in the ability to maintain large customer contracts or to enter into new contracts could hinder our long-term growth. In addition, our aggregate backlog, consisting of signed contracts and letters of intent, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that we will be able to realize the service revenues included in our backlog.

We will continue to move ahead on the execution of our strategic plans to raise additional capital to be used to make further strategic acquisitions in the coming quarters, positioning IT&E for a leadership position in our industry.

Results of Operations
---------------------

Service Revenues

Service revenues for the first quarter ended March 31, 2005, were $4.4 million, an increase of 41.4% from the same quarter last year of $3.2 million. This is the second consecutive quarter that we have achieved same quarter revenue growth in excess of 40%. Service revenue for this quarter also represents an increase of 10.3% from the $4 million service revenue earned during the fourth quarter of 2004. This increase in revenue is a result in our change in sales strategy to target major pharmaceutical and biotechnology customers. We also expanded our services to clients supporting the U.S. Government's Bio Defense initiatives by assisting companies that are producing needed vaccines for anti-terrorism measures. In addition, we have secured renewals and extensions of major initiatives within existing clients, such as Schering-Plough, Pfizer, Novartis, GlaxoSmithKline, Baxter Pharmaceutical, Aventis Pasteur, Bayer, Wyeth Global, Genentech, Chiron, Amgen, Boston Scientifc and VaxGen.

Reimbursement Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of service activity in a particular period. Reimbursement revenues increased 62% to $98,000 in the first quarter of 2005 from $61,000 in the same quarter of 2004.

Operating Expenses

Cost of revenues increased approximately $1.0 million, or 51%, to $3.0 million in the first quarter of 2005 from $2.0 million during the first quarter of 2004. Gross profit as a percentage of service revenues were 32.2% for the first quarter of 2005 as compared to 36.5% during the same period in 2004. During the quarter we earned lower margins than in 2004 as a result of servicing contracts in which we initially took lower margins to secure selected new business. We are working to improve these margins by way of controlling the cost of providing our contractors to the customer.

General and administrative expenses increased by approximately $303,000, or 59%, to $814,000 during the first quarter of 2005 as compared to $512,000 during the first quarter of 2004. This increase is primarily the result of increased costs associated with being a public company that we did not have in 2004, as well as costs incurred to add depth to our management team, and for outside consultants to assist us with our merger and acquisition strategy. We expect these costs to continue during the second quarter and throughout 2005 as we continue to grow as a public entity and move ahead with our strategy of seeking follow-on investors to support our acquisition strategy.

Sales and marketing expenses decreased by $25,000, or 10%, to $231,000 in the first quarter of 2005 from $256,000 during the first quarter of 2004.

Depreciation and amortization expense increased to $17,000 in 2005 from $5,000 in 2004. The increase is due to our beginning to depreciate our developed internal-use software during the first quarter of 2005.

Officer salaries increased to $185,000 in 2005 from $99,000 in 2005, an increase of 87%. During 2004, the cash situation was such that the officers did not pay themselves on a regular basis in order to pay other company commitments.

Other Income (Expense)
We did not earn any interest income during the first quarter of 2004 due to our cash situation. Interest income began to be earned when the $5 million convertible note with Laurus Master Fund, Ltd ("Laurus") occurred in October 2004.

Interest expense increased to approximately $100,000 during the first quarter of 2005 from $22,000 during the same period of 2004. This increase is the result of moving from a $1.5 million bank line of credit to the $5 million convertible note with Laurus.

Loan fee amortization was approximately $72,000 for the first quarter of 2005. The loan fee costs were incurred related to the $5 million convertible note with Laurus.

During the first quarter of 2005, we incurred fees to Laurus as a result of not meeting the requirement of causing the registration statement covering the shares of our common stock into which the principal and interest under the note are convertible to become effective. During April 2005, Laurus released $500,000 of the restricted funds to pay these fees, along with the accrued interest on those funds. In addition, the requirement to have the registration statement become effective was extended to June 15, 2005 before any additional fees are incurred.

During the first quarter of 2005, we issued 83,330 shares of our common stock to SBI USA as payment for investment banking consulting services valued at $62,500.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased by approximately $438,000 for the three months ended March 31, 2005. At March 31, 2005, cash and cash equivalents amounted to approximately $3.3 million, of which approximately $2.5 million was restricted.

Accounts receivable at March 31, 2005 was $2.3 million, net of an allowance for doubtful accounts of $75,000, as compared to accounts receivable at December 31, 2004 of $2.6 million, net of an allowance for doubtful accounts of $75,000. The decrease was due primarily to increased activity in bringing our accounts receivable more current. We review our outstanding receivables on a monthly basis to determine collectibility, and we believe that maintaining our allowance at $75,000 is proper due the number of well-established customers that we are servicing.

Unbilled revenues are receivables recognized as revenue for which invoices have not been sent to customers. At March 31, 2005, unbilled revenues were approximately $336,000.
                                  10


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

Total Current Assets at March 31, 2005 were approximately $6.2 million as compared to approximately $5.8 million as of December 31, 2004.

Total Current Liabilities at March 31, 2005 were approximately $2.4 million as compared to approximately $1.7 million at December 31, 2004. This increase is primarily the result of an increase in accrued payroll and employee benefits, an increase in the current portion owed on the note payable to Laurus since principal payments begin on May 1, 2005, and an increase in accrued interest and fees owed on the note to Laurus.

Total Liabilities at March 31, 2005 were approximately $6.5 million as compared to $6.0 million at December 31, 2004. Of the amount due at March 31, 2005, approximately $5.3 million was due to Laurus.

We anticipate that our cash requirements will continue to increase as we continue to expend substantial resources to build our infrastructure, develop our business plan and expand our sales and marketing network operations, customer support and administrative organizations. We currently anticipate that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for the next twelve months. If we are unable to maintain profitability, or seek further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.


Employees
---------

At March 31, 2005, IT&E employed 90 employees. These employees represent the following employment mix for the company: 10% administration, 7% recruiting, 6% sales, and 77% contract service providers. Additionally, we utilize the services of approximately 30 outside consultants who work as independent contractors.

Market For Company's Common Stock

(i) Market Information
----------------------

Our common stock is traded on the OTC Bulletin Board under the symbol "ITER." There has been limited trading activity in the common stock. There are no assurances trading activity will take place in the future for our common stock.

We did not repurchase any of our shares during the first quarter of 2005.


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

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

However, whether actual results or developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; (ii) our business and growth strategies; and, (iii) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or our business or operations. We assume no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, we Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                       PART II OTHER INFORMATION
ITEM 1.  Legal Proceedings

We are not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

During the first Quarter ending March 31, 2005, the Registrant issued 83,330 restricted common shares to SBI, USA as fees for investment banking consulting services. The restricted shares will not be registered under the Securities Act of 1933, as amended (the "Act") and will be issued in the reliance upon the exemption from registration provided by section 4(2) of the Act, on the basis that the issuance of these shares do not involve a public offering.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended, no matters were submitted to our security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------
    31.1 Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1     Certifications of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2     Certifications of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K, during the Quarter ended March 31, 2005.

We did not file any Current Reports during the Quarter ended March 31, 2005.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IT&E International Group
                                    ------------------------
                                         (Registrant)


Dated:  May 13, 2005            By:  /s/ Peter R. Sollenne
        ------------            ---------------------------------
                                         Peter R. Sollenne
                                         Chief Executive Officer
                                         Director

Dated:  May 13, 2005            By:  /s/ Kelly Alberts
        ------------            ---------------------------------
                                         Kelly Alberts
                                         President/COO

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IT&E International Group

Dated:  May 13, 2005            By:  /s/ Peter R. Sollenne
        ------------            ---------------------------------
                                         Peter R. Sollenne
                                         Chief Executive Officer
                                         Director


Dated:  May 13, 2005            By:  /s/ Kelly Alberts
        ------------            ---------------------------------
                                         Kelly Alberts
                                         President/COO