Form 10KSB/A
period 2004-12-31
IT&E INTERNATIONAL GROUP
filed 2005-07-15
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A

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

                                Explanatory Note

This amended Annual Report on Form 10-KSB/A is being filed in connection with the Company's response to comments it received from the Securities and Exchange Commission. For the readers convenience, we are refiling the entire document.



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

We are a life sciences organization focused on providing our clients with solutions to complex needs in clinical research and regulatory compliance. We serve a variety of clients, including those in the private industry, public institutions, research facilities and the government. By focusing on specialized practice areas in regulatory compliance, clinical research, and international development of global health and advanced technology research, we are able to offer solutions with one common goal in mind, to improve the human condition by delivering solutions to the Life Sciences community.

(ii)  Principal Products, Services, and Principal Markets

IT&E is a provider of a broad range of services to the Life Sciences Industries. We primarily provide our clients with solutions to complex needs in clinical research and regulatory compliance.

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

We also offer a suite of clinical trial support services, such as patient and investigator recruitment, biostatistical analysis, data management, data entry and verification and regulatory affairs services. In data management, we provide case report form design, protocol development, data entry and verification, full tracking and audit trail documentation, adverse event reporting and FDA submission. Our biostatistical analysis group provides data mining studies, database design, representation at FDA and other regulatory meetings, and additional specialized biostatistical analysis.

Program Management and Outsourcing
----------------------------------

IT&E offers a broad range of validation and compliance services from management consulting to protocol development and execution. We are dedicated to designing, developing and implementing practices that protect the integrity of the computerized systems and equipment used in health product research and manufacturing processes. We ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. IT&E has the ability to deliver regulatory compliance services in the following fields:


     o Guidelines Interpretation - IT&E provides services related to the interpretation of U.S. Food and Drug Administration ("FDA") validation & compliance criteria. We then provide consulting teams to assist the client in implementing such compliance strategies.
     o Planning & Strategy - IT & E assists customers in developing an overall FDA validation and compliance strategy and developing methods and procedures for staying in compliance.
     o Corporate policies and procedures - IT & E works with its customers in designing overall quality assurance, quality control and FDA regulatory compliance policies and procedures. In addition, part of our services is to then implement those procedures throughout an organization.
     o Independent Vendor Audits & Assessments - IT & E works with a client to assess its vendors to ensure they are in compliance with FDA regulations and are operating in a validated state.
     o SOP (standard operating procedure) Generation and Revision - IT & E provides services to customers to prepare Standard Operating Procedures in the area of FDA Regulatory compliance, and to establish ongoing SOP's to keep a customer in compliance with FDA regulations.
     o Gap Analysis - IT & E will work with a customer in preparing a SWAT (software analysis testing) analysis, identifying gaps in their compliance and validations procedures. We then will work with a customer in closing those gaps in their procedures in their laboratory, clinical and manufacturing environments.
     o Risk Analysis - Business and Regulatory - IT & E will work with a customer in assessing FDA Regulatory exposures in their cGxP (current good manufacturing, lab and clinical practices) environments.
     o Remediation - IT & E will perform project based remediation (corrective action) projects in support of FDA 483 warning letters, and other regulatory processes.
     o Training end users and program managers

IT&E provides services in the CSV (Computer Systems Validation), CFR (Code of Federal Regulations) Part 11, CFR Part 210/211, Part 58, Part 320, Part 820/QSR, GAMP4 (Good Automated Manufacturing Practices version 4.0) as well as European and Asian standards. Our validation and compliance team (estimated around 100 people both outside contractors and full-time employees) designs, develops and implements practices that protect the integrity of the computerized systems, equipment and facilities used in health product research and manufacturing processes. Further, we ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. By analyzing market trends, continually reengineering our best practices, utilizing leading technology and keeping abreast of changes from the regulatory bodies, we are able to ensure a high degree of quality standards are being met.

In addition, we specialize in quality procedures, programs and management consulting in FDA regulated areas within the pharmaceutical and biotechnology industries including: audits, remediation, quality systems, and validation and qualification of processes, cleaning, environment, and computerized systems. We have developed and implemented several plant-wide systems in the pharmaceutical and biotechnology industries and are recognized as a and verifiable quality leader. IT&E has developed an extensive database which includes formats and templates to get FDA Validation & Compliance projects off and running quicker and maximize the efficiency in development and the ensuing validation and compliance processes. We provide services focused around GxP compliance, validation and regulatory affairs for the life sciences industry, including the following:

o  Computer Systems Validation (CSV)
o  21 CFR Part 210/211 - Good Manufacturing Practices
o  21 CFR Part 11 - Electronic Signatures and Electronic Records
o  Several other FDA and EMEA regulated areas
o  Computerized Systems Validation
o  Cleaning Validation
o  Facility, equipment and Utility Validation
o  Sterilization and Sanitization Validation
o  Process Validation


The following are representative of program management and outsourcing client engagements within the last two years:

Computer systems validation and software testing for a pharmaceutical company. We provided project management and remediation services related to computer systems validation and software testing for a pharmaceutical company that involved three primary systems: 1) Labware, 2) LIMS (Laboratory Information Management System), and 3) Documentum (A specialized FDA validation document management system). This project included the creation of standard operating procedures, management of requirements, and responsibility for integration of numerous related systems.

Strategic validation and compliance guidance and computer system and software validation for a research hospital. In their continued search to find treatments for cancer in children, our client built a facility to manufacture vaccines and stem cells to support phase I / II clinical trials. The new facility needed to be in compliance with the various FDA regulations applicable to it. We created a validation road map for the client, managed the design and implementation of their network, computer system and software which included standardized desktop environment, Internet connectivity, security, core systems, laboratory and network monitoring systems; then produced validation plans and trained the client's staff on the standard operating procedures.

Computer systems validation and software testing for a biotechnology company. We provided LIMS (Laboratory Information Management System) customization programming and validation support for a biotechnology company client. This included creating the standard operating procedures related to the system.

Software validation for a biotechnology company. We created validation and compliance policies, procedures and guidelines related to a statistical programming environment validation for SAS software.

Computer systems validation for a laboratory in the United States. We conducted an evaluation of the quality systems overseeing the computer system validation and 21 CFR Part 11 compliance for manufacturing systems for a laboratory in the United States. We reviewed corporate guidelines and associated procedures against 21 CFR Part 11 guidelines and related computer systems validation regulatory requirements. We performed a procedural assessment identifying procedures required for the ongoing compliance of the systems, and we were responsible for defining gaps in compliance and suggesting remediation for those gaps

We also reviewed how the 21 CFR Part 11 assessments are conducted by the client. We assessed high visibility manufacturing and laboratory systems for 21 CFR Part 11 compliance, how the systems were defined, how remediation activities were conducted and how computer systems validation issues were resolved. We also advised the client regarding quality system structure, layout, communication, and suggested adjustments.

Computer systems assessment for a pharmaceutical company. We evaluated the customer's quality system to determine its compliance with respect to current U.S. and European regulatory guidance and quality standards. The evaluation was performed to assess the quality system in the areas of computer systems lifecycle development and implementation, project management, network infrastructure, security, and computer systems validation. We also reviewed and analyzed the client's information technology department's compliance with the current corporate headquarters standard operating procedures.

Computer systems validation and CFR Part 11 validation for a biotechnology company. We performed project management and remediation services related to Argus 9.2, including incremental validation. Argus 9.2 is a drug safety database used for FDA submissions.

IT&E offers a solution for the clinical trials and clinical research industry, including:

Clinical Data Entry and Data Management
---------------------------------------

IT&E is capable of providing SAS (R) based solutions throughout every stage of a drug's lifecycle: from discovery, development, and through commercialization. We focus on assessing, advising, and designing comprehensive systems solutions in the pharmaceutical, biotechnology, and medical devices industries. We provide leading and emerging pharmaceutical and biotechnology companies with project-based consulting services in the areas of Data Management (SAS(R) databases and Oracle(R) Clinical systems), Clinical Programming, Biostatistics, and Clinical Validation (GCP). The IT&E team of project/program managers (a team of approximately 30-35 people, both outside contractors and full-time employees) bring an average of 10+ years of biopharma experience to their clients, as well as the tools, talent and strategies necessary to carry a project from conception to completion. IT&E's extensive database selects and employs project-specific analysts to provide constant monitoring of project scope, budget, and deliverables while utilizing the IT&E Project Tracking System to provide clients with real-time, comprehensive status reports.

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

Typically, the IT&E Validation Plan describes the system and scope, outlines the schedule and resources (GANTT), defines the testing strategy (and SOPs), and describes the deliverables that will document the validation process. The steps are as follows:

o  Validation Plan Preparation
o  System Inventory Preparation
o  Preparing the work plan using the 5C's: System Classification, Complexity,
   Control, Compliance,   Criticality
o  Preparing Individual System Profiles & Gap Analysis
o  Global Technological & Procedural Gap Matrix Preparation
o Preparing, Monitoring and Executing various Validation Protocols including Design Qualifications (DQ), Installation Qualifications (IQ), Operational Qualifications, (OQ), Performance Qualifications (PQ), Equipment Qualifications (EQ)
o Risk Analysis Matrix (The validation effort is premised on a determination of risk and after addressing the 5 C's can we ascertain what level of design documentation is sufficient for a specified system)

The following are representative of client engagements within the last two years with respect to our clinical services:

     1) We provided global biostatistics support and in particular biostatistics support for Phases I, II and III clinical trials related to oncology and nephrology for a biotechnology company client.

     2) We provided biostatistics support for Phase IV (post-marketing) clinical trial related to oncology and statistical programming services for a biotechnology company client.

     3) We provided biostatistics support services for Phase II and III clinical trials related to oncology for a biotechnology company client.

     4) We provided statistical programming services for Phase I, II and III clinical trials related to HIV for a pharmaceutical company client and assisted with the preparation of the New Drug Application related thereto.

     5) We provided clinical data management services for Phase II and III clinical trials related to HIV for a pharmaceutical company client.

     6) We provided statistical programming services for Phase II and III clinical trials related to allergies and respiratory diseases for a pharmaceutical company client.


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


(iv)  Government Regulation
--------------------------

IT&E's clients are subject to extensive regulations by government agencies. Consequently, the services IT&E provides for these clients must comply with relevant laws and regulations, which IT&E is and has been fully compliant.

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

Our client list includes such well-known companies as Eli Lilly, Novartis, Pfizer, Bristol-Myers Squibb, Glaxo Smith Kline Abbott, Schering-Plough, Amgen, Baxter, Aventis Pasteur, Wyeth, Vaxgen, Boston Scientific and Genentech. For the year ended December 31, 2003, we delivered approximately 31% and 12% of our revenues from Schering-Plough and Amgen, respectively. For the year ended December 31, 2004, we derived approximately 16%, 11% and 10% of our revenue from Schering-Plough, Genentech and Vaxgen, respectively.

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

Accounts receivable at December 31, 2004 was $2.6 million, net of an allowance for doubtful accounts of $75,000, as compared to accounts receivable at December 31, 2003 of $1.6 million, net of an allowance for doubtful accounts of $118,000. The increase was due primarily to an aggressive sales strategy during the second and third quarter of 2004 to sign new long-term and preferred vendor relationships with the leading pharmaceutical and biotechnology companies to further expand and broaden our customer base. An additional result of establishing contracts with such established companies is that the risk of uncollectible accounts is reduced. Our standard collection terms on our contracts are 30-45 days and our customers generally pay according to these terms. We have incurred bad debt expense of approximately $38,000 and $33,000 for the years ended December 31, 2004 and 2003, respectively. We review our outstanding receivables on a monthly basis to determine collectibility.

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

As a result of obtaining the Note, we were able to increase our sales focus and obtain contracts not previously attainable. The nature of our contracts result in us needing to have cash available to pay our employees and contractors before we receive payment on our invoices from our customers. Before the Note, we had to be more selective about the jobs on which we could propose in order to have sufficient funds to pay our staff. As a result of our increased sales efforts, we were able to receive contracts that have increased our cash available for operations. We anticipate current and future contracts to continue to provide us the cash necessary to fund our operations and to pay the principal and interest due on the Note.

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


/s/  Beckstead and Watts, LLP
-----------------------------
Henderson, Nevada
March 22, 2005

                               IT&E INTERNATIONAL GROUP
                                     Balance Sheets

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

                           IT&E INTERNATIONAL GROUP
                           Statements of Operations

                                                   For the years ended
                                            ------------------------------
                                                     December 31,
                                                 2004            2003
                                            ------------     -------------
Service revenue                             $ 13,437,388     $ 10,018,459
Reimbursement revenue                            405,749          392,426
                                            -------------    -------------
Total revenue                                 13,843,137       10,410,885

Cost of revenue                                9,497,806        6,444,287
Reimbursable out-of-pocket expenses              405,749          392,426
                                            -------------    -------------
Gross profit                                   3,939,582        3,574,173

Operating Expenses:
  General and administrative expenses          2,876,100        2,795,472
  Sales and marketing expenses                   982,077          333,730
  Depreciation expense                            21,588           18,438
  Officer salaries                               457,981          300,000
                                            -------------    -------------
Total operating expenses                       4,337,746         3,447,640
                                            -------------    -------------
Net operating income (loss)                     (398,165)          126,533

Other income (expense):
  Interest income                                  3,298                 -
  Other income (expense)                          32,831            (8,298)
  Interest expense                              (137,022)          (33,206)
                                            -------------    -------------
Total other income (expense)                    (100,893)          (41,504)
                                            -------------    -------------
Income (loss) before provision
     for income taxes                           (499,058)           85,029

Provision for income taxes                             -             3,000
                                            -------------    -------------
Net income (loss)                           $   (499,058)    $      82,029
                                            =============    =============
Weighted average number of
      common shares outstanding - basic
      and fully diluted                       19,000,000        19,000,000
                                            =============    =============
Net income (loss) per share - basic
      and fully diluted                     $      (0.03)    $        0.00
                                            =============    =============


The accompanying notes are an integral part of these financial statements.

                                IT&E INTERNATIONAL GROUP
                          STATEMENTS OF STOCKHOLDERS' EQUITY


STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     Total
                Common Stock   Preferred Stock  Additional           Stock-
               -------------   ---------------  Paid-in    Retained  holders'
               Shares  Amount   Shares Amount   Capital    Earnings  Equity
               ------- ------   ------ -----    ---------  --------  -------
Balance,
Dec 31, 2002 19,000,000 $19,000 2,820,000 $2,820 $352,860 $424,109  $ 798,789

Net income                                                  82,029     82,029
             --------  -------  ------- ------  --------- --------  ----------
Balance,
Dec 31,
2003         19,000,000  19,000 2,820,000 2,820   352,860  506,138    880,818

Issuance of
Warrants                                          509,860        -    509,860

Net loss                                                  (499,058)  (499,058)
             --------  -------  ------- ------  --------  --------  ----------
Balance,
Dec 31,
2004       19,000,000 $19,000  2,820,000 $2,820  $862,720 $  7,080  $ 891,620
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

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from level-of-effort arrangements are recognized based upon a fixed price for the level of resources provided. Revenues from fixed fee arrangements for consulting are generally recognized on a rate per hour or percentage-of- completion basis. For each of our fixed fee contracts we maintain estimates of total revenue and cost over the contract term. For purposes of periodic financial reporting on the fixed price consulting contracts, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to its then-current estimate of total costs for the life of the contract is then applied to its then-current estimate of total revenues for the life of the contract to determine the portion of total estimated revenues that should be recognized. We follow this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. In addition, total actual costs incurred would approximate measuring revenue based on labor hours since total actual costs are derived from the labor hours incurred. No material difference would occur if such costs were measured by total actual costs as compared to labor hours incurred.

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

Over 95% of our contracts are performed on a time and materials basis, with the remaining 5% being fixed fee contracts.

At the beginning of 2003, we adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. Our contracts are primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

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

This transaction was accounted for as a reverse merger, since the stockholders of IT&E own a majority of the issued and outstanding shares of common stock of CTAL, and the directors and executive officers of IT&E became the directors and executive officers of the CTAL. No goodwill or other intangible was recorded as a part of this transaction and the cost of the transaction was expensed as incurred. In accordance with reverse merger accounting guidelines, all share issuances and per share calculations reflect the issuance of the merger shares on a retroactive basis "as if" the shares were issued from the date of inception of IT&E before the merger with CTAL.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:


                                                              Director of
        Name         Age    Position with Registrant       Registrant Since
-----------------    ---    ------------------------       ----------------
Peter R. Sollenne     56    CEO/Director                    April, 2004
Kelly Alberts         37    President/COO/Director          April, 2004
Tony Allocca          61    VP Ops/Director                 April, 2004
David Vandertie       44    Chief Financial Officer          N/A


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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Neighborhood Connections, Inc. (TJ, is this supposed to say IT&E equity??) equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

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

                                              Amount
Title    Name and Address                     of shares           Percent
of       of Beneficial                        held by             of
Class    Owner of Shares       Position       Owner               Class (1)
------------------------------------------------------------------------------
Common   Kelly Alberts(2)      Pres/COO/Dir.  5,967,500            31.41%

Common   Tony Allocca(3)       VP Ops/Dir.    4,647,500            24.46%

Common   Peter R. Sollenne(4)  CEO/Director     385,000             2.03%

Common   David Vandertie (5)   CFO                    -                -

Common   Kamill Rohny(6)       Shareholder    1,500,000             7.89%

- ------------------------------------------------------------------------------
All Executive Officers as
       a Group (4 persons)                   11,000,000            57.89%


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

(5) David Vandertie, 505 Lomas Santa Fe Drive, Suite 200, Solana Beach, California, 92075

(6)  Kamill Rohny, 2078 Redwood Crest, Vista, California  92081-7340.


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


                                              IT&E International Group
                                           ------------------------------
                                                    (Registrant)


                                           By:  /s/ Peter R. Sollenne
                                           ---------------------------
                                                    Peter R. Sollenne
                                                    Chief Executive Officer
                                                    Chief Financial Officer

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