Form 10QSB
period 2005-06-30
IT&E INTERNATIONAL GROUP
filed 2005-08-15
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2005.
---------------------------------------------------------------------------

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

                                        Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 70,000,000 shares authorized, 21,344,198 issued and outstanding as of June 30, 2005. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, 2,000,000 issued and outstanding, and 820,000 to be issued subject to shareholder approval as of June 30, 2005.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................         3
                Balance Sheets as of June 30, 2005 (unaudited) and
                December 31, 2004 (audited)..........................   4
          Statements of Operations for the three and six months
                Ended June 30, 2005 and 2004(unaudited)..............   5
          Statements of Cash Flows for the six months ended
                June 30, 2005 and 2004 (unaudited)...................   6
          Notes to Unaudited Consolidated Financial Statements          7-8

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................   9

Item 3.   Controls and Procedures....................................   15



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................   16

Item 2.   Unregistered Sales of Equity Securities and Use of
                Proceeds.............................................   16

Item 3.   Defaults upon Senior Securities............................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.......................................   16

Item 5.   Other Information..........................................   16

Item 6.   Exhibits ..................................................   16

Signatures...........................................................   17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the registered independent public accounting firm has reviewed these unaudited interim financial statements of the registrant for the three and six months ended June 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three and six months ended June 30, 2005, follow.

                            IT&E INTERNATIONAL GROUP
                                  Balance Sheet



                                                                                         June 30,
                                                                                           2005                 December 31,
                                                                                       (unaudited)                 2004
                                                                                       -----------              -----------
Assets

Current assets:
    Cash - unrestricted                                                          $        1,018,298    $         402,779
    Cash - restricted                                                                     2,039,233            2,506,862
    Accounts receivable, net of allowance for doubtful accounts
      of $75,000 at June 30, 2005 and December 31, 2004                                   2,252,731            2,644,501
    Unbilled revenue                                                                        218,603              133,398
    Prepaid and other current assets                                                        148,545               77,175
                                                                                 ------------------    -----------------
      Total current assets                                                                5,677,410            5,764,715
                                                                                 ------------------    -----------------

Fixed assets, net                                                                           288,398              313,435
Loan fees, net                                                                              662,581              807,144
Deposits                                                                                     14,354               33,724
                                                                                 ------------------    -----------------

                                                                                 $        6,642,743    $       6,919,018
                                                                                 ==================    =================
Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                             $          483,259    $         612,647
    Accrued payroll and employee benefits                                                   612,884              322,300
    Current portion of capital lease obligations                                              3,280                3,089
    Current portion of convertible note payable                                           1,200,000              666,667
    Accrued interest on note payable                                                        136,550               38,454
    Deferred rent                                                                            27,183               30,293
    Other accrued liabilities                                                                40,000                4,600
                                                                                 ------------------    -----------------
      Total current liabilities                                                           2,503,156            1,678,050
                                                                                 ------------------    -----------------

Long-term capital lease obligations, less current portion                                    14,591               16,015
Long-term convertible note payable, less current portion                                  3,600,000            4,333,333
                                                                                 ------------------    -----------------

                                                                                          6,117,747            6,027,398

Stockholders' equity:
    Common stock, $.001 par value, 70,000,000 shares
      authorized, 21,344,198 and 19,000,000 shares issued
      and outstanding, respectively                                                          21,344               19,000
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, 2,000,000 shares issued and outstanding                                     2,000                2,000
    Additional paid-in capital                                                            1,125,496              863,540
    Retained earnings (deficit)                                                            (623,844)               7,080
                                                                                 ------------------    -----------------
                                                                                            524,996              891,620
                                                                                 ------------------    -----------------

                                                                                 $        6,642,743    $       6,919,018
                                                                                 ==================    =================



The accompanying notes are an integral part of these financial statements.

                            IT&E INTERNATIONAL GROUP
                            Statements of Operations
                                   (Unaudited)


                                                            For the three months ended                For the six months ended
                                                                     June 30,                                 June 30,
                                                            --------------------------               -------------------------
                                                              2005             2004                    2005             2004
                                                            -------          --------                --------         --------
Service revenue                                             $ 4,297,356      $ 3,221,834             $ 8,743,936      $ 6,366,382
Reimbursement revenue                                           134,608          143,524                 232,955          204,186
                                                            -----------      -----------             -----------      -----------
Total revenue                                                 4,431,964        3,365,358               8,976,891        6,570,568

Cost of revenue                                               3,006,847        2,153,185               6,021,457        4,282,538
Reimburseable out-of-pocket expenses                            134,608          143,524                 232,955          204,186
                                                            -----------      -----------             -----------      -----------

Gross profit                                                  1,290,509        1,068,649               2,722,479        2,083,844

Operating Expenses:
   General and administrative expenses                          753,440          679,823               1,553,715        1,224,883
   Sales and marketing expenses                                 470,667          226,839                 701,350          446,230
   Depreciation expense                                          25,601            4,780                  42,749            9,636
   Officer compensation                                         242,096          118,750                 448,843          217,500
                                                            -----------      -----------             -----------      -----------

Total operating expenses                                      1,491,804        1,030,192               2,746,657        1,898,249
                                                            -----------      -----------             -----------      -----------

Net operating income                                           (201,295)          38,457                 (24,178)         185,595

Other income (expense):
   Interest income                                               18,629                -                  34,689                -
   Interest expense                                            (119,994)          (8,778)               (220,333)         (30,464)
   Loan fee amortization                                        (72,281)               -                (144,563)               -
   Fees on long-term debt                                             0                -                (214,039)               -
   Non-cash financing costs                                           0                -                 (62,500)               -
   Other income (expense)                                             0                -                       0           14,490
                                                            -----------      -----------             -----------      -----------

Total other income (expense)                                   (173,646)          (8,778)               (606,746)         (15,974)
                                                            -----------      -----------             -----------      -----------

Income (loss) before provision for income taxes                (374,941)          29,679                (630,924)         169,621

Provision for state income taxes                                      -                -                       -                -
                                                            -----------      -----------             -----------      -----------

Net income (loss)                                            $ (374,941)        $ 29,679              $ (630,924)       $ 169,621
                                                            ===========      ===========             ===========      ===========
Weighted average number of
   common shares outstanding - basic and fully diluted       20,844,437       19,000,000              19,938,363       19,000,000
                                                            ===========      ===========             ===========      ===========

Net income (loss) per share - basic and fully diluted           $ (0.02)          $ 0.00                 $ (0.03)          $ 0.01
                                                            ===========      ===========             ===========      ===========




The accompanying notes are an integral part of these financial statements.

               IT&E INTERNATIONAL GROUP
               Statements of Cash Flow
                     (Unaudited)


                                                                                          For the six months ended
                                                                                                  June 30,
                                                                                     ----------------------------------
                                                                                         2005                  2004
                                                                                     ------------           -----------
Cash flows from operating activities
Net income (loss)                                                               $        (630,924)    $          169,621
Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
Depreciation expense                                                                       42,749                  9,636
Amortization of loan fees                                                                 144,563                      -
Deferred rent                                                                              (3,110)                     -
Stock issued for financing costs                                                           62,500                      -
Stock issued for compensation                                                             200,000                      -
Changes in assets and liabilities:
    Accounts receivable                                                                   391,770               (674,839)
    Unbilled revenue                                                                      (85,205)                     -
    Prepaid and other current assets                                                      (71,370)               (19,626)
    Accounts payable                                                                     (129,388)               109,560
    Accrued payroll and employee benefits                                                 290,584                165,156
    Accrued interest on note payable                                                       98,096                      -
    Other current liabilities                                                              35,400                 12,337
                                                                                -----------------     ------------------
Net cash provided by operating activities                                                 345,665               (228,155)
                                                                                -----------------     ------------------

Cash flows from investing activities
    Purchase of fixed assets, including internal-use software                             (17,712)              (166,405)
    Deposits                                                                               19,370                (18,196)
                                                                                -----------------     ------------------
Net cash (used) by investing activities                                                     1,658               (184,601)
                                                                                -----------------     ------------------

Cash flows from financing activities
    Proceeds from line of credit, net                                                           -                443,000
    Payments on capital lease obligations                                                  (1,233)                     -
    Payments on convertible note payable                                                 (200,000)                     -
    Proceeds from exercise of warrants                                                      1,800                      -
    Distributions to shareholders                                                               -                (16,850)
                                                                                -----------------     ------------------
Net cash provided (used) by financing activities                                         (199,433)               426,150
                                                                                -----------------     ------------------

Net increase in cash and cash equivalents                                                 147,890                 13,394
Cash and cash equivalents, beginning of period                                          2,909,641                173,236
                                                                                -----------------     ------------------
Cash and cash equivalents, end of period                                        $       3,057,531     $          186,630
                                                                                =================     ==================
Supplemental disclosures:
    Interest paid                                                               $          83,783     $           30,464
                                                                                =================     ==================
    Income taxes paid                                                           $               -     $                -
                                                                                =================     ==================


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

                           IT&E INTERNATIONAL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. FIXED ASSETS

During the six months ended June 30, 2005 we had $17,712 of fixed asset additions.

Depreciation expense totaled $25,601 and $4,780 for the three months ended June 30, 2005 and 2004, respectively, and $42,749 and $9,636 for the six months ended June 30, 2005 and 2004, respectively.

4. CONVERTIBLE DEBT

We have outstanding a $5,000,000 secured convertible term note to Laurus Master Fund, Ltd ("Laurus"). $2.5 million of these funds were originally placed into a restricted cash account that was under the sole dominion and control of Laurus as security for our obligations. During the first quarter of 2005, as a result of not meeting the requirement of causing the registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible to become effective, we have incurred fees of approximately $214,000. During April 2005, Laurus released $500,000 of the restricted funds to pay these fees, along with the accrued interest owed on the $500,000. During August 2005, Laurus released the remaining $2 million, plus the interest that had been earned on the restricted funds. Of this amount, approximately $128,000 was used to pay interest that had been accruing under the note owed to Laurus. The remaining $1.9 million is intended to be used for potential merger and acquisition activity, as well as other general operating purposes. The minimum monthly principal repayment of $100,000 began on May 1, 2005 and continued through the August 1, 2005 payment. With the release of the remaining $2 million, the minimum monthly principal repayment will increase to approximately $177,000 and continue through the October 18, 2007 maturity date.


We recorded interest expense of approximately $119,000 and $218,000 for the three and six months ended June 30, 2005 related to this convertible note, and approximately $9,000 and $30,000 for the three and six months ended June 30, 2004 related to a bank line of credit that was paid off with the proceeds of the Laurus note.


5.  STOCKHOLDER'S EQUITY

During March 2005, 83,330 shares of common stock were issued to SBI USA as payment for investment banking consulting services valued at $62,500.

During April 2005, 500,000 shares of common stock were issued to our former Vice President of Sales for services rendered at a value of $200,000, and in May 2005, 1,760,868 shares were issued as the result of the exercise of warrants previously granted to individuals associated with the April 2004 reverse merger.

Preferred stock outstanding at June 30, 2005 and December 31, 2005 has been adjusted by $820 to account for 820,000 shares that were previously noted as outstanding, but are in fact to be issued subject to shareholder approval.



Stock options

On April 29, 2005, we adopted the "2005 Equity Incentive Plan" (the "Plan")to provide a means by which we can retain and maximize the services of our current employees, directors and consultants. An aggregate of 7.5 million shares of our common stock may be issued pursuant to awards from the Plan. The Plan, and the options granted thereunder, are subject to shareholder approval. On that same date, incentive and nonqualified stock options with rights to purchase 1,784,250 shares of the Company's $0.001 par value common stock were granted at an exercise price of $.25. Of the options granted to date, 1,333,750 options were granted to our officers.

The following is a summary of activity of outstanding stock options under the 2005 Equity Incentive Plan:





                                                                Weighted
                                                                Average
                                              Number            Exercise
                                            of Shares            Price
                                          ---------------    ---------------

Options granted April 29, 2005                 1,784,250        $ 0.25

Options exercised                                      -             -
                                          ---------------

Balance at June 30, 2005                       1,784,250        $ 0.25
                                          ===============

Exercisable at June 30, 2005                     127,041        $ 0.25
                                          ===============




The following is a summary of information about the 2005 Stock Option Plan options outstanding at June 30, 2005:






                                                                         Shares Underlying
             Shares Underlying Options Outstanding                      Options Exercisable
-----------------------------------------------------------------  -------------------------------
                                       Average        Weighted
   Range of                           Remaining        Average
   Exercise         Outstanding      Contractual      Exercise        Options         Exercise
    Prices            Options           Life            Price       Exercisable         Price
----------------   ---------------  --------------   ------------  ---------------  --------------

  $0.25-$0.25           1,784,250      3 years            $ 0.25          127,041          $ 0.25




We measure our stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Because we establish the exercise price based on the fair market value of our common stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Equity instruments issued to non-employees for goods and services are accounted for at fair value.

As required by Financial Accounting Standards Board (FAS) No. 123, "Accounting for Stock-Based Compensation," and FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants under the fixed option plan: average risk-free interest rate of 3.73%, average expected life of 3 years, and a volatility rate of 70.20%.



                                                                 Three Months Ended               Six Months Ended
                                                                    June 30, 2005                  June 30, 2005
                                                             ----------------------------   -----------------------------
                                                                 2005           2004            2005            2004
                                                             --------------  ------------   --------------  -------------

Net income (loss) attributable to
  common stockholders:
As reported                                                      $(374,941)     $ 29,679        $(630,924)      $169,621
Fair value of stock-based employee compensation                   (211,304)            -         (211,304)             -
                                                             --------------  ------------   --------------  -------------

Pro forma                                                        $(586,245)     $ 29,679        $(842,228)      $169,621
                                                             ==============  ============   ==============  =============



Net income (loss) per share:

As reported                                                        $ (0.02)          $ -          $ (0.03)        $ 0.01
                                                             ==============  ============   ==============  =============

Proforma                                                           $ (0.03)          $ -          $ (0.04)        $ 0.01
                                                             ==============  ============   ==============  =============



The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the Financial Statements included in this Form 10-QSB for the three and six months ended June 30, 2005, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

Cost of revenue consists of compensation and related payroll taxes for our project-related staff, as well as for externally contracted personnel. Sales and marketing expenses consist of compensation and related payroll taxes for sales and marketing personnel, along with their out-of-pocket costs, as well other costs such as advertising and trade shows. General and administrative expenses consist of compensation and related payroll taxes for our administrative staff, fringe benefits for all personnel, outside professional costs, facility costs and other costs.

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major customers, and we believe this dependence will continue. Our client list includes many of the top-tier pharmaceutical and biotechnology companies. Through the six months ended June 30, 2005, contracts with Boston Scientific, Schering-Plough and Pfizer resulted in approximately 20%, 13% and 12% of our service revenues, respectively. The loss of business from any of our major customers could have a material adverse effect on us.

We are in the process of seeking other businesses to acquire so that we can expand our operations. These acquisitions could result in us needing to incur additional debt or sell or issue additional equity to fund the transactions. Analysis of new business opportunities and evaluation of new business strategies will be undertaken by or under the supervision of our Board of Directors. In analyzing prospective acquisition opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. We will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

We will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which we will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for us to complete our analysis of such businesses, the time required to raise the funds required for the transaction, the time required to prepare appropriate documentation and other circumstances.

Though the overall outlook for our continued financial growth remains positive as our pipeline for new customers remains solid, our results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse affects on the financial statements. Fluctuations in the ability to maintain large customer contracts or to enter into new contracts could hinder our long-term growth. In addition, our aggregate backlog, consisting of signed contracts and letters of intent, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that we will be able to realize the service revenues included in our backlog.

We will continue to move ahead on the execution of our strategic plans to raise additional capital to be used to make further strategic acquisitions in the coming quarters, positioning IT&E for a stronger position in our industry.

Results of Operations
---------------------

Service Revenues

Service revenues for the second quarter ended June 30, 2005, were $4.3 million, an increase of 33% from the same quarter last year of $3.2 million. This increase in revenue is a result of our change in sales strategy that we began during the second half of 2004 to target major pharmaceutical and biotechnology customers. We also expanded our services to clients supporting the U.S. Government's Bio Defense initiatives by assisting companies that are producing needed vaccines for anti-terrorism measures.

Service revenues for the six months ended June 30, 2005, were $8.7 million, an increase of 37% from the same period in 2004 of $6.4 million. This increase is also due the reasons noted in the previous paragraph.

Reimbursement Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of service activity in a particular period. Reimbursement revenues increased 62% to $98,000 in the first quarter of 2005 from $61,000 in the same quarter of 2004.

Operating Expenses

Cost of revenues for the three months ended June 30, 2005 were $3.0 million, an increase of approximately 40%, from $2.2 million in the second quarter of 2004. Gross profit as a percentage of service revenues were 30% for the second quarter of 2005 as compared to 33% during the same period in 2004. Cost of revenues for the six months ended June 30, 2005 were $6.0 million as compared to $4.3 million during the same period of 2004. Gross profit as a percentage of service revenues during those six month periods were 31% and 33% in 2005 and 2004, respectively. During the second quarter of 2005 we earned lower margins than in 2004 as a result of servicing contracts in which we initially took lower margins to secure selected new business. In addition, during the second quarter of 2005, we completed several projects and were not able to immediately place our personnel on new projects resulting in costs being incurred without the ability to invoice a customer. We are working to improve these margins by way of controlling the cost of providing our contractors to the customer, as well as to improve our personnel management to reduce the amount of time our employees are not billable.

General and administrative expenses increased by approximately $74,000, or 11%, to $753,000 during the second quarter of 2005 as compared to $680,000 during the second quarter of 2004. This increase is primarily the result of increased costs associated with being a public company that we did not have in 2004, as well as costs incurred to add depth to our management team, and for outside consultants to assist us with our merger and acquisition strategy. We expect these costs to continue throughout 2005 as we continue to grow as a public entity and move ahead with our strategy of seeking follow-on investors to support our acquisition strategy.

Sales and marketing expenses increased by $244,000 to $471,000 in the second quarter of 2005 from $227,000 during the second quarter of 2004. The increase is primarily the result of the issuance of 500,000 shares of common stock to our former Vice President of Sales for his part in the growth of the company. These shares were valued at $200,000 on the date of issuance.

Depreciation and amortization expense increased to $25,601 in the second quarter of 2005 from $4,780 during the same period in 2004. The increase is due to our beginning to depreciate our developed internal-use software during the first quarter of 2005.

Officer compensation increased to $242,000 during the second quarter of 2005 as compared to $119,000 in 2004. During 2004, the cash situation was such that the officers paid themselves a reduced salary in order to pay other company commitments.

Other Income (Expense) We did not earn any interest income during the first six months of 2004. Interest income began to be earned when the $5 million convertible note with Laurus Master Fund, Ltd ("Laurus") occurred in October 2004. Interest income for the three and six months ended June 30, 2005 was $19,000 and $35,000, respectively.

Interest expense increased to approximately $120,000 and $220,000 during the three and six months ended June 30, 2005 from approximately $9,000 and $30,000 during the same periods in 2004. This increase is the result of moving from a $1.5 million bank line of credit to the $5 million convertible note with Laurus.

Loan fee amortization was approximately $72,000 and $144,000 for the three and six months ended June 30, 2005. The loan fee costs were incurred related to the $5 million convertible note with Laurus. There were no loan fees incurred during the same periods in 2004.

During the first quarter of 2005, we incurred fees to Laurus as a result of not meeting the requirement of causing the registration statement covering the shares of our common stock into which the principal and interest under the note are convertible to become effective. During April 2005, Laurus released $500,000 of the restricted funds to pay these fees, along with the accrued interest on those funds. In addition, the requirement to have the registration statement become effective was extended to June 15, 2005 before any additional fees are incurred. This requirement was further extended to August 31, 2005 upon the release of the final $2 million of restricted funds.

During the first quarter of 2005, we issued 83,330 shares of our common stock to SBI USA as payment for investment banking consulting services valued at $62,500.

During the second quarter ended June 30, 2005, 500,000 shares of common stock were issued to our former Vice President of Sales for services rendered, and 1,784,250 shares were issued as the result of the exercise of warrants previously granted to individuals associated with the April 2004 reverse merger.

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, cash and cash equivalents was approximately $3.1 million, an increase of approximately, $148,000 from December 31, 2004. At June 30, 2005 and December 31, 2004, $2.0 million and $2.5 million of the cash and cash equivalents were restricted. In August 2005, the remaining $2 million was released from the restricted account is intended to be used for potential merger and acquisition activity, as well as other general operating purposes. The minimum monthly principal repayment of $100,000 began on May 1, 2005 and continued through the August 1, 2005 payment. With the release of the remaining $2 million, the minimum monthly principal repayment will increase to $177,000 and continue through the October 18, 2007 maturity date.

Accounts receivable at June 30, 2005 was $2.3 million, net of an allowance for doubtful accounts of $75,000, as compared to accounts receivable at December 31, 2004 of $2.6 million, net of an allowance for doubtful accounts of $75,000. The decrease was due primarily to increased activity in bringing our accounts receivable more current. We review our outstanding receivables on a monthly basis to determine collectibility, and we believe that maintaining our allowance at $75,000 is proper due the number of well-established customers that we are servicing and our collection history.

Unbilled revenues are receivables recognized as revenue for which services or costs have been incurred, but invoices have not been sent to customers as of the end of a month. At June 30, 2005, unbilled revenues were approximately $219,000, as compared to $133,000 at December 31, 2004.


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

Total Current Assets at June 30, 2005 were approximately $5.7 million as compared to approximately $5.8 million as of December 31, 2004.

Total Current Liabilities at June 30, 2005 were approximately $2.5 million as compared to approximately $1.7 million at December 31, 2004. This increase is primarily the result of an increase in accrued payroll and employee benefits, an increase in the current portion owed on the note payable to Laurus since principal payments began on May 1, 2005, and an increase in accrued interest and fees owed on the note to Laurus.

Total Liabilities at June 30, 2005 were approximately $6.1 million as compared to $6.0 million at December 31, 2004. Of the amount due at June 30, 2005, $4.9 million was due to Laurus.

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


Employees
---------

At June 30, 2005, IT&E employed 88 employees. These employees represent the following employment mix for the company: 10% administration, 5% recruiting, 5% sales, and 80% contract service providers. Additionally, we utilize the services of approximately 20 outside consultants who work as independent contractors.

Market For Company's Common Stock

(i) Market Information
----------------------

Our common stock is traded on the OTC Bulletin Board under the symbol "ITER." There has been limited trading activity in the common stock. There are no assurances trading activity will take place in the future for our common stock.

We did not repurchase any of our shares during the first six months of 2005.


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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "intends," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; (ii) our business and growth strategies; and, (iii) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are not a party to any legal proceedings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended June 30, 2005, we issued 500,000 shares of common stock to our former Vice President of Sales for services rendered, and 1,760,868 shares were issued as the result of the cashless exercise of warrants previously granted to individuals associated with the April 2004 reverse merger.

The offers, sales and issuance of these securities were deemed exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving a public offering.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended, no matters were submitted to our security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)  Exhibits


  Exhibit
  Number        Title of Document
  -----------------------------------------------

    10.1 Omnibus Amendment dated July 29, 2005 by and between the Registrant and Laurus Master Fund Ltd. and related Amended and Restated Secured Convertible Term Note.

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





                                    IT&E International Group
                                    ------------------------
                                         (Registrant)


Dated:  August 15, 2005            By: /s/ Peter R. Sollenne
        ---------------         ---------------------------------
                                         Peter R. Sollenne
                                         Chief Executive Officer
                                         Director

Dated:  August 15, 2005            By: /s/ Kelly Alberts
        ---------------         ---------------------------------
                                         Kelly Alberts
                                         President/COO
                                         Director