Form 10KSB/A
period 2004-12-31
IT&E INTERNATIONAL GROUP
filed 2005-10-25
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

     Common Stock, $0.001 par value per share, 70,000,000 shares authorized, 19,000,000 issued and outstanding as of December 31, 2004. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, 2,000,000 shares, issued and outstanding, and 820,000 to be issued subject to shareholder approval, as of December 31, 2004.

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

                                Explanatory Note

IT&E International Group (the "Company") is filing this Amendment No. 2 on Form 10-KSB/A to its annual report on Form 10-KSB for the year ended December 31, 2004 that was originally filed on March 25, 2005 (the "Original Form 10-KSB") and subsequently amended and refiled on July 15, 2005 (the "Amended Form 10-KSB") to restate its financial statements for the year ended December 31, 2004 to reflect that the Company has determined that the item "Cash-restricted" in the amount of $2,506,862 reflected on the balance sheet as a current asset does not fall within the definition of an "asset" under generally accepted accounting principles ("GAAP") since the restricted cash was under the sole dominion and control of Laurus Master Fund, Ltd. In addition, the item "Long-term convertible note payable, less current portion" reflected on the balance sheet has been correspondingly reduced by $2,500,000 because the Company has also determined that the portion of the proceeds from the issuance of such convertible promissory note that was placed in the restricted account does not fall within the definition of "liability" under GAAP. This restatement also impacts the Statements of Operations, the Statements of Stockholders' Equity, and the Statements of Cash Flow for the year ended December 31, 2004, as interest income of $6,862 had been previously recorded, along with accrued interest payable of $38,455 on the restricted proceeds. Several reclassifications were also made to prior interest expense transactions, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnote 6 to the financial statements included herein have been amended to reflect the foregoing.

While this Amendment does not update any other information contained in the Amended Form 10-KSB, for the convenience of the reader, this Amendment amends in its entirety the Amended Form 10-KSB. This Amendment continues to speak as of the date of the Original Form 10-KSB, and the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

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

Program Management and Outsourcing
----------------------------------

IT&E offers a broad range of validation and compliance services from management consulting to protocol development and execution. We are dedicated to designing, developing and implementing practices that protect the integrity of the computerized systems and equipment used in health product research and manufacturing processes. We ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. IT&E has the ability to deliver regulatory compliance services in the following fields:

   o Guidelines Interpretation - IT&E provides services related to the interpretation of U.S. Food and Drug Administration ("FDA") validation & compliance criteria. We then provide consulting teams to assist the client in implementing such compliance strategies.
   o Planning & Strategy - IT&E assists customers in developing an overall FDA validation and compliance strategy and developing methods and procedures for staying in compliance.
   o Corporate policies and procedures - IT&E works with its customers in designing overall quality assurance, quality control and FDA regulatory compliance policies and procedures. In addition, part of our services is to then implement those procedures throughout an organization.
   o Independent Vendor Audits & Assessments - IT&E works with a client to assess its vendors to ensure they are in compliance with FDA regulations and are operating in a validated state.
   o SOP (standard operating procedure) Generation and Revision - IT&E provides services to customers to prepare Standard Operating Procedures in the area of FDA Regulatory compliance, and to establish ongoing SOP's to keep a customer in compliance with FDA regulations.
   o Gap Analysis - IT&E will work with a customer in preparing a SWAT
(software analysis testing) analysis, identifying gaps in their compliance and validations procedures. We then will work with a customer in closing those gaps in their procedures in their laboratory, clinical and manufacturing environments.
   o Risk Analysis - Business and Regulatory - IT&E will work with a customer in assessing FDA Regulatory exposures in their cGxP (current good manufacturing, lab and clinical practices) environments.
   o Remediation - IT&E will perform project based remediation (corrective action) projects in support of FDA 483 warning letters, and other regulatory processes.
   o  Training end users and program managers

IT&E provides services in the CSV (Computer Systems Validation), CFR (Code of Federal Regulations) Part 11, CFR Part 210/211, CFR Part 58, Part 320, Part 820/QSR, GAMP4 (Good Automated Manufacturing Practices version 4.0) as well as European and Asian standards. Our validation and compliance team (estimated around 100 people both outside contractors and full-time employees) designs, develops and implements practices that protect the integrity of the computerized systems, equipment and facilities used in health product research and manufacturing processes. Further, we ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. By analyzing market trends, continually reengineering our best practices, utilizing leading technology and keeping abreast of changes from the regulatory bodies, we are able to ensure a high degree of quality standards are being met.

In addition, we specialize in quality procedures, programs and management consulting in FDA regulated areas within the pharmaceutical and biotechnology industries including: audits, remediation, quality systems, and validation and qualification of processes, cleaning, environment, and computerized systems. We have developed and implemented several plant-wide systems in the pharmaceutical and biotechnology industries and are recognized as a verifiable quality leader. IT&E has developed an extensive database which includes formats and templates to get FDA Validation & Compliance projects off and running quicker and maximize the efficiency in development and the ensuing validation and compliance processes. We provide services focused around GxP compliance, validation and regulatory affairs for the life sciences industry, including the following:

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

Computer systems validation and software testing for a pharmaceutical company:

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

Strategic validation and compliance guidance and computer system and software validation for a research hospital:

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

Computer systems validation and software testing for a biotechnology company:

We provided LIMS (Laboratory Information Management System) customization programming and validation support for a biotechnology company client. This included creating the standard operating procedures related to the system.

Software validation for a biotechnology company:

We created validation and compliance policies, procedures and guidelines related to a statistical programming environment validation for SAS software.

Computer systems validation for a laboratory in the United States:

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

Computer systems assessment for a pharmaceutical company:

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

Computer systems validation and CFR Part 11 validation for a biotechnology company:

We performed project management and remediation services related to Argus 9.2, including incremental validation. Argus 9.2 is a drug safety database used for FDA submissions.

IT&E offers a solution for the clinical trials and clinical research industry, including:

Clinical Data Entry and Data Management
---------------------------------------

IT&E is capable of providing SAS (R) based solutions throughout every stage of a drug's lifecycle: from discovery, development, and through commercialization. We focus on assessing, advising, and designing comprehensive systems solutions in the pharmaceutical, biotechnology, and medical devices industries. We provide leading and emerging pharmaceutical and biotechnology companies with project-based consulting services in the areas of Data Management (SAS(R) databases and Oracle(R) Clinical systems), Clinical Programming, Biostatistics, and Clinical Validation (GCP). The IT&E team of project/program managers (a team of approximately 30 to 35 people, both outside contractors and full-time employees) bring an average of 10+ years of biopharma experience to their clients, as well as the tools, talent and strategies necessary to carry a project from conception to completion. IT&E's extensive database selects and employs project-specific analysts to provide constant monitoring of project scope, budget, and deliverables while utilizing the IT&E Project Tracking System to provide clients with real-time, comprehensive status reports.

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


Results of Operations
---------------------

As of December 31, 2004, the Company's current assets exceeded its current liabilities by $1,618,258. This includes $2.5 million from a financing from Laurus Master Fund Ltd., or Laurus, an institutional fund that specializes in direct investments in growing, small and micro-cap companies, that closed in October 2004. In addition to these funds is $2.5 million of restricted funds that are under the control of Laurus for either additional growth working capital or for a future acquisition, which is a part of our long-term strategy. The loan has a three year term and an interest rate of prime plus 2.5%. Interest has been payable monthly. Principal payments of $83,333.33 commence on May 1, 2005.

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

For the year ended December 31, 2004, we had a net loss of $467,000, or $0.02 per share, as compared to net income $82,000, or $0.17 per share, for the same period in 2003. The number of shares used in the calculation of earnings per share changed substantially as a result of our merger with Clinical Trials Assistance Corporation. At December 31, 2003 481,500 shares were issued and outstanding as compared to 19,000,000 shares issued and outstanding at December 31, 2004.

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


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock, and 5,000,000 shares of its $0.001 par value preferred stock.

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

The Note has a term of three years and accrues interest at the prime rate plus 2.5% per year (7.50% as of December 31, 2004). The Note is secured by all our assets and the assets of our subsidiaries. The Note consists of a non-restricted facility of $2.5 million and a restricted facility of $2.5 million. The non-restricted facility was used to pay off an outstanding line of credit of approximately $1.5 million, with the remaining $1.0 million, net of transaction fees, being used for working capital. The second $2.5 million facility is restricted for either additional internal growth working capital requirements or for a future acquisition, which is a part of our strategic long-term growth plans. These funds are under the sole dominion and control of Laurus as security for our obligations under the Securities Purchase Agreement and other related agreements. As such, the restricted cash and corresponding portion of the note payable to Laurus were not included on our balance sheet at December 31, 2004. (See financial footnote 6 entitled "Convertible
Debt.")

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

ITEM 7.  FINANCIAL STATEMENTS.

a) Financial Statements

                            IT&E INTERNATIONAL GROUP

                              FINANCIAL STATEMENTS

                                December 31, 2003
                                December 31, 2004

                                    CONTENTS

                                                             PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM - December 31, 2004                          F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM - December 31, 2003                          F-2

BALANCE SHEETS                                               F-3

STATEMENTS OF OPERATIONS                                     F-4

STATEMENT OF STOCKHOLDERS' EQUITY                            F-5

STATEMENTS OF CASH FLOWS                                     F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-7-19


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


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying restated balance sheet of IT&E International Group as of December 31, 2004, and the related restated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, revised as described in Note 2, present fairly, in all material respects, the financial position of IT&E International Group as of December 31, 2004, and the results of its operations, equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's 2004 total assets and total liabilities reported as $6,919,018 and $6,027,398 should have been $4,412,156 and $3,488,945, respectively, and retained earnings and net loss previously reported as $7,080 and $(499,058), respectively, should have been $38,673 and $(467,465), respectively. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.


/s/  Beckstead and Watts, LLP
-----------------------------
Henderson, Nevada
March 22, 2005, except for Note 2, as to which the date is October 19, 2005

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


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of IT&E International Group (the "Company"), as of December 31, 2003, and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IT&E International Group as of December 31, 2003, and the results of its operations, equity and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/  Beckstead and Watts, LLP

Henderson, Nevada
March 22, 2005

                            IT&E INTERNATIONAL GROUP
                                 Balance Sheets

                                          December 31,
                                              2004           December 31,
                                           (restated)           2003
Assets                                    ------------      -------------
Current assets:
   Cash                                    $   402,779      $    173,236
   Accounts receivable, net of
     allowance for doubtful accounts
     of $75,000 and $118,118, respectively   2,644,501         1,639,907
   Unbilled revenue                            133,398           195,607
   Prepaid and other current assets             77,175            71,965
                                           ------------      ------------
          Total current assets               3,257,853         2,080,715
                                           ------------      ------------
Fixed assets, net                              313,435            82,618
Loan fees, net                                 807,144                 -
Deposits                                        33,724            23,382
                                           ------------      ------------
                                           $ 4,412,156       $ 2,186,715
                                           ============      ============
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                        $   596,189       $   254,855
   Accrued payroll and employee benefits       322,300           168,296
   Line of credit - bank                             -           855,015
   Current portion of capital lease
     obligations                                 3,089                 -
   Current portion of convertible
     note payable                              666,667                 -
   Deferred rent                                30,293                 -
   Other accrued liabilities                    21,057            27,731
                                           ------------      ------------
         Total current liabilities           1,639,595         1,305,897

Long-term capital lease obligations,
   less current portion                         16,015                 -
Long-term convertible note payable,
   less current portion                      1,833,333                 -
                                           ------------      ------------
                                             3,488,945          1,305,897
Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value,
     70,000,000 shares authorized,
     19,000,000 shares issued and
     outstanding                                19,000            100,750
   Preferred stock
      $.001 par value, 5,000,000 shares
      authorized, 2,000,000 shares
      issued and outstanding                     2,000                 -
   Additional paid-in capital                  863,540           273,930
   Retained earnings                            38,673           506,138
                                           ------------      ------------

                                               923,213           880,818
                                           ------------      ------------
                                           $ 4,412,156       $ 2,186,715
                                           ============      ============

The accompanying notes are an integral part of these financial statements.

                            IT&E INTERNATIONAL GROUP
                            Statements of Operations

                                                   For the years ended
                                            ------------------------------
                                                     December 31,
                                                 2004
                                              (restated)         2003
                                            ------------     -------------
Service revenue                             $ 13,437,388     $ 10,018,459
Reimbursement revenue                            405,749          392,426
                                            -------------    -------------
Total revenue                                 13,843,137       10,410,885

Cost of revenue                                9,497,806        6,444,287
Reimbursable out-of-pocket expenses              405,749          392,426
                                            -------------    -------------
Gross profit                                   3,939,582        3,574,173

Operating Expenses:
  General and administrative expenses          2,876,100        2,795,472
  Sales and marketing expenses                   982,077          333,730
  Depreciation expense                            21,588           18,438
  Officer salaries                               457,981          300,000
                                            -------------    -------------
Total operating expenses                       4,337,746         3,447,640
                                            -------------    -------------
Net operating income (loss)                     (398,165)          126,533

Other income (expense):
  Other income (expense)                          32,831            (8,298)
  Interest expense                              (102,131)          (33,206)
                                            -------------    -------------
Total other income (expense)                     (69,300)          (41,504)
                                            -------------    -------------
Income (loss) before provision
     for income taxes                           (467,465)           85,029

Provision for income taxes                             -             3,000
                                            -------------    -------------
Net income (loss)                           $   (467,465)    $      82,029
                                            =============    =============
Weighted average number of
      common shares outstanding - basic
      and fully diluted                       19,000,000        19,000,000
                                            =============    =============
Net income (loss) per share - basic
      and fully diluted                     $      (0.02)    $        0.00
                                            =============    =============

The accompanying notes are an integral part of these financial statements.

                            IT&E INTERNATIONAL GROUP
                       STATEMENTS OF STOCKHOLDERS' EQUITY


STATEMENT OF STOCKHOLDERS' EQUITY
                                                                      Total
                Common Stock   Preferred Stock  Additional            Stock-
               -------------   ---------------  Paid-in    Retained   holders'
                Shares      Amount    Shares      Amount   Capital    Earnings   Equity
                -------     ------    ------      ------   ---------  --------   -------
Balance,
Dec 31, 2002,
Restated       19,000,000   $19,000   2,000,000   $2,000   $353,680   $424,109   $ 798,789

Net income                                                              82,029      82,029
               ----------   -------   ---------   ------   --------   --------   ---------
Balance,
Dec 31,
2003,
Restated       19,000,000    19,000   2,000,000    2,000    353,680    506,138     880,818

Issuance of
Warrants                                                    509,860          -     509,860

Net loss,
Restated                                                              (467,465)   (467,465)
               ----------   -------   ---------   ------   --------   --------   ---------
Balance,
Dec 31,
2004,
Restated       19,000,000   $19,000   2,000,000   $2,000   $863,540   $ 38,673   $ 923,213
               ==========   =======   =========   ======   ========   ========   =========

The accompanying notes are an integral part of these financial statements.

                            IT&E INTERNATIONAL GROUP
                             Statements of Cash Flow

                                                 For the years ended
                                            ------------------------------
                                                     December 31,
                                                 2004
                                              (restated)           2003
                                            ------------     -------------
Cash flows from operating activities
Net income (loss)                              (467,465)          82,029
Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
Depreciation expense                             21,588           18,438
Amortization of loan fees                        60,235                -
Loss on disposal of fixed assets                      -            8,298
Deferred rent                                    30,293                -
Changes in assets and liabilities:
  Accounts receivable                        (1,004,594)        (854,727)
  Unbilled revenue                               62,209         (112,130)
  Prepaid and other current assets               (5,210)           7,170
  Accounts payable                              341,334           48,423
  Accrued payroll and employee benefits         154,004           51,180
  Other accrued liabilities                      (6,673)           3,000
                                             -----------       ----------
Net cash used by operating activities          (814,279)        (748,319)
                                             -----------       ----------
Cash flows from investing activities
  Purchase of fixed assets, including
    internal-use software                      (252,405)         (57,355)
  Deposits                                      (10,342)           2,853
  Loan fees                                    (357,519)               -
                                             -----------       ----------
Net cash used by investing activities          (620,267)         (54,502)
                                             -----------       ----------

Cash flows from financing activities
      Proceeds from line of credit              758,000           816,021
  Payments on line of credit                 (1,613,015)                -
  Proceeds from capital lease obligation         20,039                 -
  Payments on capital lease obligations            (935)                -
  Proceeds from convertible note payable      2,500,000                 -
                                             -----------       ----------
Net cash provided by financing activities     1,664,089           816,021
                                             -----------       ----------
Net increase in cash and cash equivalents       229,543            13,200
Cash and cash equivalents, beginning of year    173,236           160,036
                                             -----------       ----------
Cash and cash equivalents, end of year          402,779           173,236
                                             ===========       ===========
Supplemental disclosures:
      Interest paid                              82,109                 -
                                             ===========       ===========
      Income taxes paid                               -                 -
                                             ===========       ===========

The accompanying notes are an integral part of these financial statements.

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Correction of an Error
----------------------

We have previously issued our consolidated financial statements for the year ended December 31, 2004 and are now correcting our financial statements for the year ended December 31, 2004 to reflect that we have determined that the item "Cash-restricted" in the amount of $2,506,862 reflected on the balance sheet as a current asset does not fall within the definition of an "asset" under generally accepted accounting principles ("GAAP") since the restricted cash was under the sole dominion and control of Laurus Master Fund, Ltd. In addition, the item "Long-term convertible note payable, less current portion" reflected on the balance sheet has been correspondingly reduced by $2,500,000 because the Company has also determined that the portion of the proceeds from the issuance of such convertible promissory note that was placed in the restricted account does not fall within the definition of "liability" under GAAP. This correction also impacts the Statements of Operations, the Statements of Stockholders' Equity, and the Statements of Cash Flow for the year ended December 31, 2004, as interest income of $6,862 had been previously recorded, along with accrued interest payable of $38,455 on the restricted proceeds. The net impact is a reduction of the net loss of $31,593. Several reclassifications were also made to prior interest expense transactions, and Footnote 6 to the financial statements included herein has been amended to reflect the foregoing. In addition a reclassification of $820 was made between preferred stock and additional paid-in capital to correct for fully paid Series A preferred stock issued in excess of the number of Series A preferred stock authorized. These shares require shareholder authorization before they can be issued.

The effects on our previously issued 2004 financial statements are summarized as follows:

         Balance Sheet as of December 31, 2004

                                                     Previously          Increase
                                                     Reported            (Decrease)            Restated
                                                     -----------        -------------         ------------
        Cash - restricted                            $2,506,862         $( 2,506,862)         $     -
        Total Current Assets                          5,764,715           (2,506,862)           3,257,853
        Total Assets                                  6,919,018           (2,506,862)           4,412,156
        Current Liabilities                           1,678,050              (38,455)           1,639,595
        Long-term convertible note payable, less      4,333,333           (2,500,000)           1,833,333
        current portion
        Total Liabilities                             6,027,398           (2,538,453)           3,488,945
        Stockholders' Equity:
                 Preferred Stock                          2,820                 (820)               2,000
                 Additional Paid-in Capital             862,720                  820              863,540
                 Net Loss for 2004                     (499,058)              31,593             (467,465)
        Total Liabilities and
                 Stockholders' Deficit                6,919,018           (2,506,862)          4,412,156

         Statement of Operations for the Year Ended December 31, 2004

                                                     Previously          Increase
                                                     Reported            (Decrease)            Restated
                                                     -----------        -------------         ------------
        Interest Income                              $    3,298            $  (3,298)         $     -
        Interest Expense                               (137,022)              34,891             (102,131)
        Net Loss                                       (499,058)              31,593             (467,465)
        Net Loss Per Share - Basic
        and Diluted                                       (0.03)                0.01                (0.02)

Statement of Stockholders' Equity as of December 31, 2004

                                                                                                  Total
                                                           Additional                             Stockholders'
                     Number of          Preferred          Paid-in             Retained           Equity
                     Shares             Stock              Capital             Earnings           (Deficit)
                     ---------------    ---------------    ---------------- -- ---------------    ---------------
Balance at January
1, 2004, as
previously reported  2,820,000            $2,820            $352,860           $506,138             $880,818

Shares issued, but
not yet authorized    (820,000)             (820)                820                                    -

Net loss for 2004,
as restated                                                                    (467,465)            (467,465)

Balance at
December 31, 2004,
as restated          2,000,000            $2,000            $863,540           $ 38,673             $923,213

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

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                           IT&E INTERNATIONAL GROUP
                  NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

                           IT&E INTERNATIONAL GROUP
                  NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

To date, we have not issued stock-based payments to our employees, though we anticipate the issuance of stock options during 2005. As such, we have not recognized any stock-based compensation during 2004 and 2003.

We believe that the adoption of Statement 123R's fair value method will have a material impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share- based payments granted in the future. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be as it will depend on the levels of share- based payments granted in the future.

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

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

The Note has a term of three years and accrues interest at the prime rate plus 2.5% per year (7.50% as of December 31, 2004). The Note is secured by all our assets and the assets of our subsidiaries. The Note consists of a non-restricted facility of $2.5 million and a restricted facility of $2.5 million. The non-restricted facility was used to pay off an outstanding line of credit of approximately $1.5 million, with the remaining $1.0 million, net of transaction fees, being used for working capital. The second $2.5 million facility is restricted for either additional internal growth working capital requirements or for a future acquisition, which is a part of our strategic long-term growth plans. The cash related to the restricted account has not been recorded as an asset on our balance sheet, nor has the amount of the secured convertible note that corresponds to the amount in the restricted account been recorded as a liability on our balance sheet since such funds are under the sole dominion and control of Laurus as security for our obligations under the Securities Purchase Agreement and other related agreements. Such restricted cash does not fall within the definition of an "asset" under generally accepted accounting principles ("GAAP") nor does the amount of the secured note that corresponds to the amount of cash in the restricted account fall within the definition of "liability" under GAAP.

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

Laurus also has the option to convert all or a portion of the Note into shares of our common stock at any time, subject to limitations described below, at a conversion price of $0.75 per share, subject to adjustment as described below. The Note is currently convertible into 3,333,333 shares of our common stock, excluding the conversion of any accrued interest. Laurus is limited on its ability to convert is the conversion of the Note or the exercise of the Warrant would cause the shares then held be Laurus to exceed 4.99% of our outstanding shares of common stock unless there has been an event of default or Laurus provides us with 75 days prior notice.

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

Future maturities of long-term debt are as follows as of December 31, 2004:

                       2005            $  666,667
                       2006             1,000,000
                       2007               833,333
                       2008                     -
                       2009                     -
                    Thereafter                  -
                                       ----------
                                       $2,500,000
                                       ==========

7. COMMITMENTS AND CONTINGENCIES

During 2004, we entered into a new capital lease obligation totaling $20,039. This leased equipment has accumulated depreciation of $1,391 at December 31, 2004.

                            IT&E INTERNATIONAL GROUP
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

Annual Compensation
                                                                 Other
                                                                 Annual
                                                                 Compen-
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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned and duly authorized on October 25, 2005.


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


Date:  October 25, 2005          By:  /s/ Kelly Alberts
---------------------          ----------------------------
                                        Kelly Alberts
                                        President/COO