Form 10QSB/A
period 2005-03-31
IT&E INTERNATIONAL GROUP
filed 2005-10-25
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

                                        Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 70,000,000 shares authorized, 19,083,330 issued and outstanding as of March 31, 2005. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, 2,000,000 issued and outstanding, and 820,000 to be issued subject to shareholder approval, as of March 31, 2005.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

                                Explanatory Note

IT&E International Group (the "Company") is filing this Amendment on Form 10-QSB/A to its quarterly report on Form 10-QSB for the three months ended March 31, 2005 that was originally filed on May 13, 2005 (the "Original Form 10-QSB") to restate its financial statements for the three months ended March 31, 2005 to reflect that the Company has determined that the item "Cash-restricted" in the amount of $2,522,922 reflected on the balance sheet as a current asset does not fall within the definition of an "asset" under generally accepted accounting principles ("GAAP") since the restricted cash was under the sole dominion and control of Laurus Master Fund, Ltd. In addition, the item "Long-term convertible note payable, less current portion" reflected on the balance sheet has been correspondingly reduced by $2,500,000 because the Company has also determined that the portion of the proceeds from the issuance of such convertible promissory note that was placed in the restricted account does not fall within the definition of "liability" under GAAP. This restatement also impacts the Statements of Operations, the Statements of Stockholders' Equity, and the Statements of Cash Flow for the three months ended March 31, 2005, as interest income of $16,060 had previously been recorded, along with excess interest expense of $49,618 on the restricted proceeds, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnote 4 to the financial statements included herein have been amended to reflect the foregoing.

While this Amendment does not update any other information contained in the Original Form 10-QSB, for the convenience of the reader, this Amendment amends in its entirety the Original Form 10-QSB. This Amendment continues to speak as of the date of the Original Form 10-QSB, and the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

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

                            IT&E INTERNATIONAL GROUP
                                 BALANCE SHEETS


BALANCE SHEETS

                                                      March 31,
                                                        2005
                                                     (Unaudited)   December 31,
                                                      (restated)    2004
                                                                    (restated)
                                                     -----------   ------------
Assets

Current assets
   Cash                                               $   824,304   $   402,779
   Accounts receivable, net of allowance for
     doubtful accounts of $75,000                       2,309,555     2,644,501
   Unbilled revenue                                       335,853       133,398
   Prepaid and other current assets                       182,907        77,175
                                                      ------------   ----------
     Total current assets                               3,652,619     3,257,853
                                                      ------------   ----------

Fixed assets, net                                         308,586       313,435
Loan fees, net                                            734,863       807,144
Deposits                                                   28,881        33,724
                                                      -----------   -----------
                                                      $ 4,724,949   $ 4,412,156
                                                      ===========   ===========

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                    $  469,718    $  596,189
   Accrued payroll and employee benefits                  634,944       322,300
   Current portion of capital lease obligations             3,164         3,089
   Current portion of convertible note payable            916,663       666,667
   Accrued interest and fees owed on note payable         238,808        16,458
   Deferred rent                                           28,738        30,293
   Other accrued liabilities                               70,834         4,600
                                                      -----------   -----------
     Total current liabilities                          2,362,869     1,639,595
                                                      -----------   -----------

Long-term capital lease obligations,
   less current portion                                    15,456        16,015
Long-term convertible note payable,
   less current portion                                 1,583,337     1,833,333
                                                      -----------   -----------
                                                        3,961,662     3,488,945
Stockholders' equity
  Common stock, $0.001 par value,
    70,000,000 shares authorized,
    19,083,330 shares issued and outstanding               19,083        19,000
Preferred stock, $0.001 par value,
    5,000,000 shares authorized, 2,000,000
    issued and outstanding                                  2,000         2,000
  Additional paid-in capital                              925,957       863,540
  Retained earnings                                      (183,753)       38,673
                                                      -----------   -----------
                                                          763,287       923,213
                                                      -----------   -----------
                                                      $ 4,724,949   $ 4,412,156
                                                      ==========    ===========


The accompanying notes are an integral part of these financial statements.

                            IT&E INTERNATIONAL GROUP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

STATEMENTS OF OPERATIONS
                                                   For the three months ended
                                                                       March 31,
                                                    -----------------------
                                                        2005        2004
                                                    (restated)
                                                    ----------   ----------
Service revenue                                    $  4,446,580  $  3,145,018
Reimbursement revenue                                    98,346        60,662
                                                   ------------  ------------
Total revenue                                         4,544,926     3,205,680

Cost of revenue                                       3,014,611     1,997,354
Reimburseable out-of-pocket expenses                     98,346        60,662
                                                   ------------  ------------
Gross profit                                          1,431,969     1,147,664

Operating Expenses:
  General and administrative expenses                   814,189       511,603
  Sales and marketing expenses                          230,682       256,047
  Depreciation expense                                   17,148         4,968
  Officer salaries                                      185,462        98,752
                                                   ------------  ------------
Total operating expenses                              1,247,481       871,370
                                                   ------------  ------------

Net operating income                                    184,488       276,294

Other income (expense):
  Interest expense                                      (50,721)      (21,686)
  Loan fee amortization                                 (72,281)            -
  Fees on long-term debt                               (221,412)            -
  Non-cash financing costs                              (62,500)            -
  Other income (expense)                                      -        14,490
                                                   ------------  ------------
Total other income (expense)                           (406,914)       (7,196)

Income (loss) before provision for income taxes        (222,426)      269,098

Provision for state income taxes                              -             -
                                                   ------------  ------------
Net income (loss)                                  $   (222,426) $    269,098
                                                   ============  ============
Weighted average number of
  common shares outstanding                          19,022,221    11,000,000
                                                   ============  ============

Net income per share - basic and fully diluted     $     (0.01)  $       0.02
                                                   ============  ============


The accompanying notes are an integral part of these financial statements.

                            IT&E INTERNATIONAL GROUP
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

STATEMENTS OF CASH FLOWS

                                                  For the three months ended
                                                          March 31,
                                                    ---------------------
                                                        2005          2004
                                                     (restated)
                                                    ----------   ----------
Cash flows from operating activities
Net income (loss)                                  $  (222,426)   $  269,098
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation expense                                    17,148         4,968
Amortization of loan fees                               72,281             -
Deferred rent                                           (1,555)            -
Stock issued for financing costs                        62,500             -
Changes in assets and liabilities:
  Accounts receivable                                  334,946      (541,883)
  Unbilled revenue                                    (202,455)            -
  Prepaid and other current assets                    (105,732)            -
  Accounts payable                                    (126,471)      237,541
  Accrued payroll and employee benefits                312,644        78,540
  Accrued interest and fees owed on a note payable     222,350             -
  Other current liabilities                             66,235        12,490
                                                    ----------    ----------
Net cash provided by operating activities              429,465        60,754
                                                    ----------    ----------

Cash flows from investing activities
  Purchase of fixed assets,
    including internal-use software                    (12,299)    (156,576)
  Deposits                                               4,843       (1,450)
                                                    -----------   ----------
Net cash (used) by investing activities                 (7,456)      (1,450)
                                                    -----------   ----------

Cash flows from financing activities
  Proceeds from line of credit, net                          -       143,000
  Payments on capital lease obligations                   (484)            -
  Distributions to shareholders                              -        (3,700)
                                                   -----------   -----------
Net cash provided(used)by financing activities            (484)      139,300
                                                   -----------   -----------

Net increase in cash and cash equivalents              421,525        42,028
Cash and cash equivalents, beginning of period         402,779       173,236
                                                   -----------   -----------
Cash and cash equivalents, end of period             $ 824,304   $   215,264
                                                   ===========  ============
Supplemental disclosures:
   Interest paid                                   $    48,680   $         -
                                                   ===========   ===========
   Income taxes paid                               $         -   $         -
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

2. BASIS OF PRESENTATION

Correction of an Error

We have previously issued our consolidated financial statements for the three months ended March 31, 2005 and are now correcting these financial statements to reflect that we have determined that the item "Cash-restricted" in the amount of $2,522,922 reflected on the balance sheet as a current asset does not fall within the definition of an "asset" under generally accepted accounting principles ("GAAP") since the restricted cash was under the sole dominion and control of Laurus Master Fund, Ltd. In addition, the item "Long-term convertible note payable, less current portion" reflected on the balance sheet has been correspondingly reduced by $2,500,000 because the Company has also determined that the portion of the proceeds from the issuance of such convertible promissory note that was placed in the restricted account does not fall within the definition of "liability" under GAAP. This correction also impacts the Statements of Operations, and the Statements of Cash Flow for the three months ended March 31, 2005, as interest income of $16,060 had been previously recorded, along with accrued interest payable of $88,073 on the restricted proceeds. These corrections also include the flow through effect of corrections that were made to our financial statements for the year ended December 31, 2004. The net impact for the three months ended March 31, 2005 is a reduction of the net loss of $33,558. Footnote 4 to the financial statements included herein has been amended to reflect the foregoing. In addition a reclassification of $820 was made between preferred stock and additional paid-in capital to correct for fully paid Series A preferred stock issued in excess of the number of Series A preferred stock authorized. These shares require shareholder authorization before they can be issued.

The effects on our previously issued March 31, 2005 financial statements are summarized as follows:

         Balance Sheet as of March 31, 2005

                                                     Previously          Increase
                                                     Reported            (Decrease)             Restated
                                                     -----------------   --------------------   ----------------
        Cash - restricted                            $2,522,922          $(2,522,922)           $     -
        Total Current Assets                          6,175,541           (2,522,922)             3,652,619
        Total Assets                                  7,247,871           (2,522,922)             4,724,949
        Current Liabilities                           2,450,942              (88,073)             2,362,869
        Long-term convertible note payable, less      4,083,337           (2,500,000)             1,583,337
        current portion
        Total Liabilities                             6,549,735           (2,588,073)             3,961,662
        Stockholders' Equity:
                 Preferred Stock                          2,820                 (820)                 2,000
                 Additional Paid-in Capital             925,137                  820                925,957
                 Net Loss
                                                       (255,984)              33,558               (222,426)
                                                     -----------------   --------------------   ----------------
        Total Liabilities and
                 Stockholders' Deficit               7,247,071            (2,522,122)             4,724,949

         Statement of Operations for the Three Months Ended March 31, 2005

                                                     Previously          Increase
                                                     Reported            (Decrease)             Restated
                                                     -----------------   --------------------   ----------------
        Interest Income                              $   16,060          $   (16,060)           $      -
        Interest Expense                               (100,339)              49,618                (50,721)
        Net Loss                                       (255,984)              33,558               (222,426)

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

                           IT&E INTERNATIONAL GROUP
                  NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


3. FIXED ASSETS

During the quarter ended March 31, 2005, we had $12,299 of fixed asset additions.

Depreciation expense totaled $17,148 and $4,968 for the three months ended March 31, 2005 and 2004, respectively.

4. CONVERTIBLE DEBT

We have outstanding a $5,000,000 secured convertible term note to Laurus Master Fund, Ltd ("Laurus"). $2.5 million of these funds were placed into a restricted cash account and is under the sole dominion and control of Laurus as security for our obligations. The cash related to the restricted account has not been recorded as an asset on our balance sheet, nor has the amount of the secured convertible note that corresponds to the amount in the restricted account been recorded as a liability on our balance sheet since such funds are under the sole dominion and control of Laurus. Such restricted cash does not fall within the definition of an "asset" under generally accepted accounting principles ("GAAP") nor does the amount of the secured note that corresponds to the amount of cash in the restricted account fall within the definition of "liability" under GAAP. During the quarter, as a result of not meeting the requirement of causing the registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible to become effective, we have incurred fees of approximately $221,000. During April 2005, Laurus released $500,000 of the restricted funds to pay these fees, along with the accrued interest owed on those funds. The remaining $267,000 will be used for general operating procedures. The minimum monthly principal repayment of $100,000 began on May 1, 2005 and will continue through the October 18, 2007 maturity date.

We recorded interest expense of approximately $51,000 for the three months ended March 31, 2005 related to this convertible note, and approximately $22,000 for the three months ended March 31, 2004 related to a bank line of credit that was paid off with the proceeds of the Laurus note.


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

Other Income (Expense)

Interest expense increased to approximately $51,000 during the first quarter of 2005 from $22,000 during the same period of 2004. This increase is the result of moving from a $1.5 million bank line of credit to the $5 million convertible note with Laurus. No interest has been accrued on the $2.5 million of restricted funds as it is not due unless such funds are released for our use.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased by approximately $422,000 for the three months ended March 31, 2005. At March 31, 2005, cash and cash equivalents amounted to approximately $824,000.

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

Total Current Assets at March 31, 2005 were approximately $3.7 million as compared to approximately $3.3 million as of December 31, 2004.

Total Current Liabilities at March 31, 2005 were approximately $2.4 million as compared to approximately $1.6 million at December 31, 2004. This increase is primarily the result of an increase in accrued payroll and employee benefits, and an increase in the current portion owed on the note payable to Laurus since principal payments begin on May 1, 2005.

Total Liabilities at March 31, 2005 were approximately $4.0 million as compared to $3.5 million at December 31, 2004. Of the amount due at March 31, 2005, approximately $2.7 million was due to Laurus.

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

                                    IT&E International Group
                                    ------------------------
                                         (Registrant)


Dated:  October 25, 2005            By:   /s/ Peter Sollenne
        ----------------            ------------------------------
                                         Peter R. Sollenne
                                         Chief Executive Officer
                                         Director

Dated:  October 25, 2005            By:   /s/ Kelly Alberts
        ----------------            ------------------------------
                                         Kelly Alberts
                                         President/COO

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IT&E International Group

Dated:  October 25, 2005            By:   /s/ Peter Sollenne
        ----------------            -------------------------------
                                         Peter R. Sollenne
                                         Chief Executive Officer
                                         Director

Dated:  October 25, 2005            By:   /s/ Kelly Alberts
        ----------------            -------------------------------
                                         Kelly Alberts
                                         President/COO