Form 10QSB/A
period 2005-06-30
IT&E INTERNATIONAL GROUP
filed 2005-10-25
CIK 1193940

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

                                        Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 70,000,000 shares authorized, 21,344,198 issued and outstanding as of June 30, 2005. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, 2,000,000 issued and outstanding, and 820,000 to be issued subject to shareholder approval, as of June 30, 2005.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

                                Explanatory Note

IT&E International Group (the "Company") is filing this Amendment on Form 10-QSB/A to its quarterly report on Form 10-QSB for the three and six months ended June 30, 2005 that was originally filed on August 15, 2005 (the "Original Form 10-QSB") to restate its financial statements for the three months and six months ended June 30, 2005 to reflect that the Company has determined that the item "Cash-restricted" in the amount of $2,039,233 reflected on the balance sheet as a current asset does not fall within the definition of an "asset" under generally accepted accounting principles ("GAAP") since the restricted cash was under the sole dominion and control of Laurus Master Fund, Ltd. In addition, the item "Long-term convertible note payable, less current portion" reflected on the balance sheet has been correspondingly reduced by $2,000,000 because the Company has also determined that the portion of the proceeds from the issuance of such convertible promissory note that was placed in the restricted account does not fall within the definition of "liability" under GAAP. This restatement also impacts the Statements of Operations, the Statements of Stockholders' Equity, and the Statements of Cash Flow for the three and six months ended June 30, 2005, as excess interest income of $16,311 and $32,371 for the three and six months ended June 30, 2005, respectively, had previously recorded, along with excess interest expense of $24,887 and $74,545 for the three and six months ended June 30, 2005, respectively, on the restricted proceeds, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnote 4 to the financial statements included herein have been amended to reflect the foregoing.

While this Amendment does not update any other information contained in the Original Form 10-QSB, for the convenience of the reader, this Amendment amends in its entirety the Original Form 10-QSB. This Amendment continues to speak as of the date of the Original Form 10-QSB, and the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................    3
          Balance Sheets as of June 30, 2005 (unaudited) and
          December 31, 2004 (audited)...............................    4
          Statements of Operations for the three and six months
          Ended June 30, 2005 and 2004(unaudited)...................    5
          Statements of Cash Flows for the six months ended
          June 30, 2005 and 2004 (unaudited)........................    6
          Notes to Unaudited Consolidated Financial Statements......  7-8

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................    9

Item 3.   Controls and Procedures...................................   15

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................   16

Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds................................................   16

Item 3.   Defaults upon Senior Securities...........................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders......................................   16

Item 5.   Other Information.........................................  16

Item 6.   Exhibits .................................................  16

Signatures..........................................................  17

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

                                          IT&E INTERNATIONAL GROUP
                                              Balance Sheet
                                                                                        June 30,
                                                                                          2005               December 31,
                                                                                       (unaudited)              2004
                                                                                       (restated)             (restated)
                                                                                    ------------------     -----------------
Assets

Current assets:
    Cash                                                                          $       1,018,298      $        402,779
    Accounts receivable, net of allowance for doubtful accounts
      of $75,000 at June 30, 2005 and December 31, 2004                                   2,252,731             2,644,501
    Unbilled revenue                                                                        218,603               133,398
    Prepaid and other current assets                                                        148,545                77,175
                                                                                   ----------------       ---------------
      Total current assets                                                                3,638,177             3,257,853

Fixed assets, net                                                                           288,398               313,435
Loan fees, net                                                                              662,581               807,144
Deposits                                                                                     14,354                33,724
                                                                                   ----------------       ---------------

                                                                                  $       4,603,510      $      4,412,156
                                                                                   ================       ===============

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                              $         483,259      $        596,189
    Accrued payroll and employee benefits                                                   612,884               322,300
    Current portion of capital lease obligations                                              3,280                 3,089
    Current portion of convertible note payable                                           1,200,000               666,667
    Accrued interest on note payable                                                         23,550                16,458
    Deferred rent                                                                            27,183                30,293
    Other accrued liabilities                                                                40,000                 4,600
                                                                                   ----------------       ---------------
      Total current liabilities                                                           2,390,156             1,639,596

Long-term capital lease obligations, less current portion                                    14,591                16,015
Long-term convertible note payable, less current portion                                  1,600,000             1,833,333
                                                                                   ----------------       ---------------

                                                                                          4,004,747             3,488,944

Stockholders' equity:
    Common stock, $.001 par value, 70,000,000 shares
      authorized, 21,344,198 and 19,000,000 shares issued
      and outstanding, respectively                                                          21,344                19,000
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, 2,000,000 shares issued and outstanding                                     2,000                 2,000
    Additional paid-in capital                                                            1,125,496               863,540
    Retained earnings (deficit)                                                            (550,077)               38,673
                                                                                            598,763               923,213
                                                                                   ----------------       ---------------
                                                                                  $       4,603,510      $      4,412,156
                                                                                   ================       ===============

The accompanying notes are an integral part of these financial statements.

                                                       IT&E INTERNATIONAL GROUP
                                                       Statements of Operations
                                                             (Unaudited)
                                                     For the three months ended                 For the six months ended
                                                            June 30,                                    June 30,
                                              ----------------------------------       ----------------------------------
                                                    2005                2004                2005                2004
                                                 (restated)                              (restated)
                                              ----------------    --------------     ----------------    ----------------
Service revenue                              $       4,297,356   $     3,221,834    $       8,743,936   $       6,366,382
Reimbursement revenue                                  134,608           143,524              232,955             204,186
                                              ----------------    --------------     ----------------    ----------------

Total revenue                                        4,431,964         3,365,358            8,976,891           6,570,568

Cost of revenue                                      3,006,847         2,153,185            6,021,457           4,282,538
Reimburseable out-of-pocket expenses                134,608.46           143,524              232,955             204,186
                                              ----------------    --------------     ----------------    ----------------

Gross profit                                      1,290,508.54         1,068,649            2,722,479           2,083,844

Operating Expenses:
   General and administrative expenses                 753,440           679,823            1,553,715           1,224,883
   Sales and marketing expenses                        470,667           226,839              701,350             446,230
   Depreciation expense                                 25,601             4,780               42,749               9,636
   Officer compensation                                242,096           118,750              448,843             217,500
                                              ----------------    --------------     ----------------    ----------------

Total operating expenses                             1,491,804         1,030,192            2,746,657           1,898,249
                                              ----------------    --------------     ----------------    ----------------

Net operating income                               (201,295.46)           38,457              (24,178)            185,595

Other income (expense):
   Interest income                                       2,318                 0                2,318                   0
   Interest expense                                    (95,067)           (8,778)            (145,788)            (30,464)
   Loan fee amortization                               (72,281)                0             (144,563)                  0
   Fees on long-term debt                                    0                 0             (214,039)                  0
   Non-cash financing costs                                  0                 0              (62,500)                  0
   Other income (expense)                                    0                 0                    0              14,490
                                              ----------------    --------------     ----------------    ----------------

Total other income (expense)                          (165,020)           (8,778)            (564,576)            (15,974)
                                              ----------------    --------------     ----------------    ----------------

Income (loss) before provision
  for income taxes                                    (366,325)           29,679             (588,750)            169,621

Provision for state income taxes                             0                 0                    0                   0

Net income (loss)                            $        (366,325)  $        29,679    $        (588,750)  $         169,621
                                              =================   ==============     ================    ================

Weighted average number of
   common shares outstanding -
     basic and fully diluted                        20,844,437        19,000,000           19,938,363          19,000,000
                                              =================   ==============     ================    ================

Net income (loss) per share -
   basic and fully diluted                   $           (0.02)  $          0.00    $           (0.03)  $            0.01
                                              =================   ==============     ================    ================

The accompanying notes are an integral part of these financial statements.

                                             IT&E INTERNATIONAL GROUP
                                             Statements of Cash Flow
                                                   (Unaudited)
                                                                                For the six months ended
                                                                                        June 30,
                                                                         -----------------------------------------
                                                                                2005                  2004
                                                                             (restated)
                                                                         ----------------        -----------------
Cash flows from operating activities
Net income (loss)                                                       $        (588,750)      $        169,621
Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
Depreciation expense                                                               42,749                  9,636
Amortization of loan fees                                                         144,563                      -
Deferred rent                                                                      (3,110)                     -
Stock issued for financing costs                                                   62,500                      -
Stock issued for compensation                                                     200,000                      -
Changes in assets and liabilities:
    Accounts receivable                                                           391,770               (674,839)
    Unbilled revenue                                                              (85,205)                     -
    Prepaid and other current assets                                              (71,370)               (19,626)
    Accounts payable                                                             (112,930)               109,560
    Accrued payroll and employee benefits                                         290,584                165,156
    Accrued interest on note payable                                                7,093                      -
    Other current liabilities                                                      35,400                 12,337
                                                                         ----------------        ---------------
Net cash provided by operating activities                                         313,294               (228,155)
                                                                         ----------------        ---------------

Cash flows from investing activities
    Purchase of fixed assets, including internal-use software                     (17,712)              (166,405)
    Deposits                                                                       19,370                (18,196)
                                                                         ----------------        ---------------
Net cash (used) by investing activities                                             1,658               (184,601)
                                                                         ----------------        ---------------

Cash flows from financing activities
    Proceeds from line of credit, net                                                   -                443,000
    Payments on capital lease obligations                                          (1,233)                     -
    Proceeds from convertible note payable                                        500,000                      -
    Payments on convertible note payable                                         (200,000)                     -
    Proceeds from exercise of warrants                                              1,800                      -
    Distributions to shareholders                                                       -                (16,850)
                                                                         ----------------        ---------------
Net cash provided (used) by financing activities                                  300,567                426,150
                                                                         ----------------        ---------------

Net increase in cash and cash equivalents                                         615,519                 13,394
Cash and cash equivalents, beginning of period                                    402,779                173,236
                                                                         ----------------        ---------------
Cash and cash equivalents, end of period                                $       1,018,298       $        186,630
                                                                         ================        ===============

Supplemental disclosures:
    Interest paid                                                       $          83,797       $         30,464
                                                                         ================        ===============
    Income taxes paid                                                   $               -       $              -
                                                                         ================        ===============

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

2. BASIS OF PRESENTATION

Correction of an Error

We have previously issued our consolidated financial statements for the three and six months ended June 30, 2005 and are now correcting these financial statements to reflect that we have determined that the item "Cash-restricted" in the amount of $2,039,233 reflected on the balance sheet as a current asset does not fall within the definition of an "asset" under generally accepted accounting principles ("GAAP") since the restricted cash was under the sole dominion and control of Laurus Master Fund, Ltd. In addition, the item "Long-term convertible note payable, less current portion" reflected on the balance sheet has been correspondingly reduced by $2,000,000 because the Company has also determined that the portion of the proceeds from the issuance of such convertible promissory note that was placed in the restricted account does not fall within the definition of "liability" under GAAP. This correction also impacts the Statements of Operations, and the Statements of Cash Flow for the three and six months ended June 30, 2005, as excess interest income of $16,311 and $32,371 had previously been recorded for the three and six months ended June 30, 2005, respectively, along with excess interest expense of $24,927 and $74,545 had previously been recorded for the three and six months ended June 30, 2005 on the restricted proceeds. These corrections also include the flow through effect of corrections that were made to our financial statements for the year ended December 31, 2004 and the three months ended March 31, 2005. The net impact for the three and six months ended June 30, 2005 is a reduction of the net loss of $8,616 and $42,174, respectively. Footnote 4 to the financial statements included herein has been amended to reflect the foregoing.

The effects on our previously issued June 30, 2005 financial statements are summarized as follows:

         Balance Sheet as of June 30, 2005
                                                     Previously          Increase
                                                     Reported            (Decrease)             Restated
                                                     -----------------   ------------------     -----------------
        Cash - restricted                            $2,039,233          $(2,039,233)           $   -
        Total Current Assets                          5,677,410           (2,039,233)              3,638,177
        Total Assets                                  6,642,743           (2,039,233)              4,603,510
        Current Liabilities                           2,503,156             (113,000)              2,390,156
        Long-term convertible note payable, less      3,600,000           (2,000,000)              1,600,000
        current portion
        Total Liabilities                             6,117,747           (2,113,000)              4,004,747
        Stockholders' Equity:
                 Net Loss
                                                       (630,924)              42,174                (588,750)
        Total Liabilities and
                 Stockholders' Deficit                6,642,743           (2,039,233)              4,603,510

         Statement of Operations for the Three Months Ended June 30, 2005
                                                     Previously          Increase
                                                     Reported            (Decrease)            Restated
                                                     -----------------   ------------------    ------------------
        Interest Income                              $   18,629          $   (16,311)          $       2,318
        Interest Expense                               (119,994)              24,927                 (95,067)
        Net Loss                                       (374,941)               8,616                (366,325)


Statement of Operations for the Six Months Ended June 30, 2005

                                                     Previously          Increase
                                                     Reported            (Decrease)            Restated
                                                     -----------------   ------------------    ------------------
        Interest Income                              $   34,689          $   (32,371)          $       2,318
        Interest Expense                               (220,333)              74,545                (145,788)
        Net Loss                                       (630,924)              42,174                (588,750)

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

We recorded interest expense of approximately $95,000 and $146,000 for the three and six months ended June 30, 2005 related to this convertible note, and approximately $9,000 and $30,000 for the three and six months ended June 30, 2004 related to a bank line of credit that was paid off with the proceeds of the Laurus note.


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
                                          ===============

The following is a summary of information about the 2005 Stock Option Plan options outstanding at June 30, 2005:

                                                                           Shares Underlying
              Shares Underlying Options Outstanding                       Options Exercisable
------------------------------------------------------------------   ------------------------------
                                        Average        Weighted
    Range of                           Remaining        Average
    Exercise         Outstanding      Contractual      Exercise         Options         Exercise
     Prices            Options            Life           Price        Exercisable        Price
------------------  ---------------  ---------------  ------------   --------------   -------------

   $0.25-$0.25        1,784,250          3 years       $    0.25        127,041         $   0.25

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

                                                                  Three Months Ended                Six Months Ended
                                                                     June 30, 2005                   June 30, 2005
                                                             ------------------------------   -----------------------------
                                                                  2005            2004            2005             2004
                                                             --------------    ------------   -------------    -------------
Net income (loss) attributable to common stockholders:
As reported                                                 $      (374,941)   $    29,679   $     (630,924)  $      169,621
Fair value of stock-based employee compensation                    (211,304)             -         (211,304)               -
                                                             --------------     ----------    -------------    -------------

Pro forma                                                   $      (586,245)   $    29,679   $     (842,228)  $      169,621
                                                             ==============     ==========    =============    =============



Net income (loss) per share:

As reported                                                 $         (0.02)   $         -   $        (0.03)  $         0.01
                                                             ===============    ==========    =============    =============

Proforma                                                    $         (0.03)   $         -   $        (0.04)  $         0.01


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

Other Income (Expense)
We did not earn any interest income during the first six months of 2004. Interest income for the three and six months ended June 30, 2005 was approximately $2,300.

Interest expense increased to approximately $95,000 and $146,000 during the three and six months ended June 30, 2005 from approximately $9,000 and $30,000 during the same periods in 2004. This increase is the result of moving from a $1.5 million bank line of credit to the convertible note with Laurus. No interest has been accrued on the $2.0 million of restricted funds as it is not due unless such funds are released for our use.

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

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, cash and cash equivalents was approximately $1.0 million, an increase of approximately, $600,000 from December 31, 2004. In August 2005, the remaining $2 million was released from Laurus and is intended to be used for potential merger and acquisition activity, as well as other general operating purposes. The minimum monthly principal repayment of $100,000 began on May 1, 2005 and continued through the August 1, 2005 payment. With the release of the remaining $2 million, the minimum monthly principal repayment will increase to $177,000 and continue through the October 18, 2007 maturity date.

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

Total Current Assets at June 30, 2005 were approximately $3.6 million as compared to approximately $3.3 million as of December 31, 2004.

Total Current Liabilities at June 30, 2005 were approximately $2.4 million as compared to approximately $1.6 million at December 31, 2004. This increase is primarily the result of an increase in accrued payroll and employee benefits, an increase in the current portion owed on the note payable to Laurus since principal payments began on May 1, 2005.

Total Liabilities at June 30, 2005 were approximately $4.0 million as compared to $3.5 million at December 31, 2004. Of the amount due at June 30, 2005, $2.8 million was due to Laurus.

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------
     10.1 Omnibus Amendment dated July 29, 2005 by and between the Registrant and Laurus Master Fund Ltd and related Amended and Restated Secured Convertible Term Note.

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

                                    IT&E International Group
                                    ------------------------
                                         (Registrant)


Dated:  October 25, 2005            By: /s/ Peter R. Sollenne
        ------------            ---------------------------------
                                         Peter R. Sollenne
                                         Chief Executive Officer
                                         Director

Dated:  October 25, 2005            By: /s/ Kelly Alberts
        ------------            ---------------------------------
                                         Kelly Alberts
                                         President/COO
                                         Director