Form 10QSB
period 2005-09-30
IT&E INTERNATIONAL GROUP
filed 2005-11-14
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-50095

IT&E International Group
(Exact name of small business issuer as specified in its charter)

Nevada	77-0436157
(State of other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
505 Lomas Santa Fe Drive, Suite 200
Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (858) 366-0970

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 250,000,000 shares authorized, 21,344,198 issued and outstanding as of September 30, 2005. Preferred Stock, $0.001 par value per share, 2,820,000 shares authorized, issued and outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
	Balance Sheets as of September 30, 2005 (unaudited) and
	December 31, 2004 (audited and restated)	4
	Statements of Operations for the three and nine months
	ended September 30, 2005 and 2004 (unaudited)	5
	Statements of Cash Flows for the nine months ended
	September 30, 2005 and 2004 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11
Item 3.	Controls and Procedures	17
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote
	of Security Holders	18
Item 5.	Other Information	19
Item 6.	Exhibits	20
Signatures		21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the registered independent public accounting firm has reviewed these unaudited interim financial statements of the registrant for the three and nine months ended September 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three and nine months ended September 30, 2005, follow.

IT&E INTERNATIONAL GROUP
Balance Sheets

	September 30, 2005 (unaudited)	December 31, 2004 (restated)
Assets		
Current assets:		
Cash	$ 2,177,026	$ 402,779
Accounts receivable, net of allowance for doubtful accounts of $75,000 at September 30, 2005 and December 31, 2004	2,418,511	2,644,501
Unbilled revenue	79,312	133,398
Prepaid and other current assets	228,614	77,175
Total current assets	4,903,463	3,257,853
Fixed assets, net	265,956	313,435
Loan fees, net	590,299	807,144
Deposits	11,679	33,724
	$ 5,771,397	$ 4,412,156
Liabilities and Stockholders' Equity		
Current liabilities:		
Accounts payable	$ 394,662	$ 596,189
Accrued payroll and employee benefits	489,029	322,300
Current portion of capital lease obligations	3,441	3,089
Current portion of convertible note payable	2,123,077	666,667
Accrued interest on note payable	41,285	16,457
Deferred rent	24,927	30,293
Other accrued liabilities	114,897	4,600
Total current liabilities	3,191,318	1,639,595
Long-term capital lease obligations, less current portion	13,388	16,015
Long-term convertible note payable, less current portion	2,300,000	1,833,333
	5,504,706	3,488,943
Stockholders' equity:		
Common stock, $.001 par value, 250,000,000 shares authorized, 21,344,198 and 19,000,000 shares issued and outstanding, respectively	21,344	19,000
Preferred stock, $.001 par value, 2,820,000 shares authorized, 2,820,000 and 2,000,000 shares issued and outstanding, respectively	2,820	2,000
Additional paid-in capital	1,124,676	863,540
Retained earnings (deficit)	(882,149)	38,673
	266,691	923,213
	$ 5,771,397	$ 4,412,156

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP

Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,	
	2005	2004	2005	2004
Service revenue	$ 4,292,422	$ 3,038,582	$ 13,036,358	$ 9,404,394
Reimbursement revenue	146,878	116,552	379,833	320,737
Total revenue	4,439,300	3,155,134	13,416,191	9,725,131
Cost of revenue	2,886,019	2,410,783	8,907,476	6,693,321
Reimburseable out-of-pocket expenses	146,878	116,552	379,833	320,737
Total cost of sales	3,032,897	2,527,335	9,287,309	7,014,058
Gross profit	1,406,403	627,799	4,128,882	2,711,073
Operating Expenses:				
General and administrative expenses	842,160	710,250	2,405,345	1,918,475
Sales and marketing expenses	296,392	252,693	988,273	698,924
Depreciation expense	23,742	4,677	66,491	14,314
Officer compensation	329,739	108,750	778,582	326,250
Total operating expenses	1,492,033	1,076,370	4,238,691	2,957,963
Net operating income	(85,630)	(448,571)	(109,809)	(246,890)
Other income (expense):				
Interest income	56,013	-	58,331	-
Interest expense	(230,172)	(18,568)	(375,960)	(49,032)
Loan fee amortization	(72,282)	-	(216,845)	-
Fees on long-term debt	0	-	(214,039)	-
Non-cash financing costs	0	-	(62,500)	-
Bad debt expense	0	32,359		32,359
Total other income (expense)	(246,441)	13,791	(811,013)	(16,673)
Net loss	$ (332,071)	$ (434,780)	$ (920,822)	$ (263,563)
Weighted average number of common shares outstanding - basic and fully diluted	21,344,198	19,000,000	20,412,124	19,000,000
Net loss per share - basic and fully diluted	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP

Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30, 2005	2004
Cash flows from operating activities:		
Net loss	$ (920,822)	$ (263,563)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:		
Depreciation expense	66,491	14,314
Bad debt expense	-	32,359
Amortization of loan fees	216,845	-
Deferred rent	(5,366)	-
Stock issued for financing costs	62,500	-
Stock issued for compensation	200,000	-
Changes in assets and liabilities:		
Accounts receivable	225,990	(633,240)
Unbilled revenue	54,086	-
Prepaid and other current assets	(151,439)	(31,895)
Accounts payable	(201,527)	306,175
Accrued payroll and employee benefits	166,729	252,565
Accrued interest on note payable	24,828	-
Other current liabilities	110,297	18,987
Net cash used by operating activities	(151,388)	(304,298)
Cash flows from investing activities:		
Purchase of fixed assets, including internal-use software	(19,012)	(201,306)
Deposits	22,045	(18,196)
Net cash provided from (used by) investing activities	3,033	(219,502)
Cash flows from financing activities:		
Proceeds from line of credit	-	688,000
Payments on line of credit	-	(48,865)
Proceeds from capital lease obligation	-	20,039
Payments on capital lease obligation	(2,275)	-
Proceeds from convertible note payable	2,500,000	-
Payments on convertible note payable	(576,923)	-
Proceeds from exercise of warrants	1,800	-
Distributions to shareholders	-	(16,850)
Net cash provided from financing activities	1,922,602	642,324
Net increase in cash and cash equivalents	1,774,247	118,524
Cash and cash equivalents, beginning of period	402,779	173,236
Cash and cash equivalents, end of period	$ 2,177,026	$ 291,760
Supplemental disclosures:		
Interest paid	$ 334,675	$ 49,032
Income taxes paid	$ 55,184	$ 2,212

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

In this discussion, the terms “Company”, “we”, “us”, and “our”, refer to IT&E International Group and subsidiaries, except where it is made clear otherwise.

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

During October 2005, we restated our financial statements that had previously been filed with our Form 10-KSB/A for the year ended December 31, 2004, and our Form 10-QSB’s filed for the quarters ended March 31, 2005 and June 30, 2005. The restatement was the result of our determination that previously noted “Cash-restricted” on our balance sheets for those periods did not fall within the definition of an “asset” under generally accepted accounting principles (“GAAP”) since the restricted cash was under the sole dominion and control of Laurus Master Fund, Ltd., the party to a $5,000,000 convertible note. In addition, previously noted “Long-term convertible note payable, less current portion” was also restated because we determined that the portion of the proceeds from the issuance of such convertible promissory note that was placed in the restricted account did not fall within the definition of “liability” under GAAP. See footnote 4 for further details concerning this convertible debt.

3. FIXED ASSETS

During the nine months ended September 30, 2005 we had $19,012 of fixed asset additions.

Depreciation expense totaled $23,742 and $4,677 for the three months ended September 30, 2005 and 2004, respectively, and $66,491 and $14,314 for the nine months ended September 30, 2005 and 2004, respectively.

4. CONVERTIBLE DEBT

We have outstanding a $5,000,000 secured convertible term note to Laurus Master Fund, Ltd (“Laurus”). During October 2004, we issued $2,500,000 of this note. During the first quarter of 2005, as a result of not meeting the requirement of causing the registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible to become effective, we incurred fees of approximately $214,000. During April 2005, Laurus issued an additional $500,000 to pay these fees, along with the accrued interest owed on the $500,000 which was not due until issued. During August 2005, Laurus released the remaining $2 million, plus the interest that had been earned on these funds since October 2004. Of this amount, approximately $128,000 was used to pay interest that had been accruing under the note owed to Laurus. The remaining $1.9 million is intended to be used for potential merger and acquisition activity, as well as other general operating purposes. The minimum monthly principal repayment of $100,000 began on May 1, 2005 and continued through the August 1, 2005 payment. With the release of the remaining $2 million, the minimum monthly principal repayment will increase to approximately $177,000 and continue through the October 18, 2007 maturity date.

We recorded interest expense of approximately $230,000 and $376,000 for the three and nine months ended September 30, 2005 related to this convertible note, and approximately $19,000 and $49,000 for the three and nine months ended September 30, 2004 related to a bank line of credit that was paid off with the proceeds of the Laurus note.

5. STOCKHOLDER’S EQUITY

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

Preferred stock outstanding at December 31, 2004 has been restated by $820 to account for 820,000 shares that were previously noted as outstanding, but were in fact to be issued subject to shareholder approval. At our Annual Meeting of Shareholders held on September 26, 2005, the issuance of these shares were approved by our shareholders and were issued as of that date.

Stock options

On April 29, 2005, we adopted the “2005 Equity Incentive Plan” (the “Plan”) to provide a means by which we can retain and maximize the services of our current employees, directors and consultants. An aggregate of 7,500,000 shares of our common stock may be issued pursuant to awards from the Plan. The Plan was approved by our shareholders at our recent Annual Meeting of Shareholders. Of the options granted to date, 2,508,750 options were granted to our officers.

The following is a summary of activity of outstanding stock options under the 2005 Equity Incentive Plan:

The following is a summary of information about the 2005 Stock Option Plan options outstanding at September 30, 2005:

We measure our stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Because we establish the exercise price based on the fair market value of our common stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Equity instruments issued to non-employees for goods and services are accounted for at fair value.

As required by Financial Accounting Standards Board (FAS) No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the Financial Statements included in this Form 10-QSB for the three and nine months ended September 30, 2005, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

Cost of revenue consists of compensation, related payroll taxes and fringe benefits for our project-related staff, as well as for externally contracted personnel. Sales and marketing expenses consist of compensation, related payroll taxes and fringe benefits for sales and marketing personnel, along with their out-of-pocket costs, as well other costs such as advertising and trade shows. General and administrative expenses consist of compensation, related payroll taxes and fringe benefits for our administrative staff, outside professional costs, facility costs and other costs.

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major customers, and we believe this dependence will continue. Our client list includes many of the top-tier pharmaceutical and biotechnology companies. Through the nine months ended September 30, 2005, contracts with Boston Scientific, Schering-Plough and Pfizer resulted in approximately 22%, 13% and 13% of our service revenues, respectively. The loss of business from any of our major customers could have a material adverse effect on us.

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

Results of Operations

Service Revenues

Service revenues for the third quarter ended September 30, 2005, were $4.3 million, an increase of 41% from the same quarter last year of $3.0 million. This increase in revenue is a result of our change in sales strategy that we began during the second half of 2004 to target major pharmaceutical and biotechnology customers. We also expanded our services to clients supporting the U.S. Government’s Bio Defense initiatives by assisting companies that are producing needed vaccines for anti-terrorism measures.

Service revenues for the nine months ended September 30, 2005, were $13 million, an increase of 39% from the same period in 2004 of $9.4 million. This increase is also to due the reasons noted in the previous paragraph.

Reimbursement Revenues

Reimbursable out-of-pocket revenues fluctuate from period to period, primarily due to the level of service activity in a particular period. Reimbursement revenues increased 26% to $147,000 in the third quarter of 2005 from $117,000 in the same quarter of 2004.

Operating Expenses

Cost of revenues for the three months ended September 30, 2005 were $2.9 million, an increase of 20%, from $2.4 million in the third quarter of 2004. Gross profits were 31.7% for the third quarter of 2005 as compared to 30.8% during the same period in 2004. Cost of revenues for the nine months ended September 30, 2005 were $8.9 million as compared to $6.7 million during the same period of 2004. Gross profit for the nine month periods ended September 30, 2005 and 2004 were 30.7% and 27.9%, respectively. During the third quarter of 2005 we earned higher margins than in 2004 as a result of servicing contracts during 2004 in which we initially took lower margins to secure selected new business. In addition, during the third quarter of 2005, we began to improve our margins by controlling the costs of providing our contractors to the customer, as well as improving our personnel management to reduce the amount of time our employees are not billable.

General and administrative expenses increased by $132,000, or 19%, to approximately $842,000 during the third quarter of 2005 as compared to $710,000 during the third quarter of 2004. This increase is primarily the result of increased costs associated with being a public company, as well as costs incurred to add depth to our management team, and for outside consultants to assist us with our merger and acquisition strategy. In addition, during the third quarter of 2005 we computed an income tax expense related to 2004 of $69,000. Though we incurred a net loss for the year ended December 31, 2004, the conversion from a cash basis to an accrual basis of accounting for tax purposes by IT&E International, Inc. at the time of our merger in April 2004 resulted in additional revenue to the merged entity and the resulting income tax expense. With the exception of this income tax item, we expect General and Administrative costs to continue at its current rate throughout 2005 as we continue to grow as a public entity and move ahead with our strategy of seeking follow-on investors to support our acquisition strategy.

Sales and marketing expenses increased by 17%, to $296,000, in the third quarter of 2005 from $253,000 during the third quarter of 2004. This increase is primarily the result of using our technical contractors to assist our sales teams with certain aspects of our business development processes.

Depreciation and amortization expense increased to $24,000 in the third quarter of 2005 from $5,000 during the same period in 2004. The increase is due to our beginning to depreciate our developed internal-use software during the first quarter of 2005.

Officer compensation increased to $330,000 during the third quarter of 2005 as compared to $109,000 in 2004. During 2004, the cash situation was such that the officers paid themselves a reduced salary in order to pay other company commitments. With the increase in our cash position as a result of the Laurus note and the increase in our revenues, the Board of Directors has determined that the officer’s compensation should be increased and that special payments for the growth of the company due to their efforts should be paid to certain officers. In addition, during 2005, we added an individual to perform the duties of Chief Financial Officer which had previously been performed by the Chief Executive Officer.

Other Income (Expense)

We did not earn any interest income during the first nine months of 2004. Interest income for the three and nine months ended September 30, 2005 was $56,000 and $58,000, respectively.

Interest expense increased to $230,000 and $376,000 during the three and nine months ended September 30, 2005 from $19,000 and $49,000 during the same periods in 2004. This increase is the result of moving from a $1.5 million bank line of credit to the $5 million convertible note with Laurus.

Loan fee amortization was $72,000 and $217,000 for the three and nine months ended September 30, 2005. The loan fee costs were incurred related to the $5 million convertible note with Laurus. There were no loan fees incurred during the same periods in 2004.

During the first quarter of 2005, we incurred additional fees to Laurus as a result of not meeting the requirement of causing the registration statement covering the shares of our common stock into which the principal and interest under the note are convertible to become effective. During April 2005, Laurus released $500,000 of the restricted funds to pay these fees, along with the accrued interest on those funds. In addition, the requirement to have the registration statement become effective was extended to June 15, 2005 before any additional fees are incurred. In July 2005, this requirement was further extended to August 31, 2005 upon the release of the final $2 million of funds and the adjustment to the fixed conversation price of the note to $0.2445. In October 2005, the registration requirement was further adjusted to January 31, 2006 before additional fees would be assessed.

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

Liquidity and Capital Resources

At September 30, 2005, cash and cash equivalents was $2.2 million, an increase of $1.8 million from the $403,000 balance at December 31, 2004. In August 2005, the remaining $2 million from the $5 million Laurus note was provided to us and is intended to be used for potential merger and acquisition activity, as well as other general operating purposes. The minimum monthly principal repayment of $100,000 began on May 1, 2005 and continued through the August 1, 2005 payment. With the release of the remaining $2 million, the minimum monthly principal repayment increased to $177,000 and will continue through the October 18, 2007 maturity date.

Accounts receivable at September 30, 2005 was $2.4 million, net of an allowance for doubtful accounts of $75,000, as compared to accounts receivable at December 31, 2004 of $2.6 million, net of an allowance for doubtful accounts of $75,000. The decrease was due primarily to improvements made to our collection procedures. We review our outstanding receivables on a monthly basis to determine collectibility, and we believe that maintaining our allowance at $75,000 is proper due to the number of well-established customers that we are servicing and our collection history.

Unbilled revenues are receivables recognized as revenue for which services or costs have been incurred, but invoices have not been sent to customers as of the end of a month. At September 30, 2005, unbilled revenues were $79,000, as compared to $133,000 at December 31, 2004.

Need for Additional Funding

With our current contract backlog and sales pipeline, and our current cash and accounts receivables balance, we believe that we have adequate resources to fund our operations for the next twelve months. There can be no assurance that market conditions will permit us to raise sufficient funds for strategic acquisitions or that additional financing will be available when needed or on terms acceptable to us.

Total Current Assets at September 30, 2005 were $4.9 million as compared to $3.3 million as of December 31, 2004.

Total Current Liabilities at September 30, 2005 were $3.2 million as compared to $1.6 million at December 31, 2004. This increase is primarily the result of an increase in accrued payroll and employee benefits, and an increase in the current portion owed on the note payable to Laurus since principal payments began on May 1, 2005.

Total Liabilities at September 30, 2005 were $5.5 million as compared to $3.5 million at December 31, 2004. Of the amount due at September 30, 2005, $4.5 million was due to Laurus.

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

Employees

At September 30, 2005, IT&E employed 90 employees. These employees represent the following employment mix for the company: 10% administration, 5% recruiting, 8% sales, and 77% contract service providers. Additionally, we utilize the services of approximately 25 outside consultants who work as independent contractors.

Market For Company’s Common Stock

(i) Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “ITER.” There has been limited trading activity in the common stock. There are no assurances trading activity will take place in the future for our common stock.

We did not repurchase any of our shares during the first nine months of 2005.

(ii) Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

However, whether actual results or developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control.

Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; (ii) our business and growth strategies; and, (iii) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2005, we issued 820,000 shares of our Series A Preferred Stock to our directors in satisfaction of an obligation to issue such shares set forth in the Merger Agreement between Clinical Trials Assistance Corporation and IT&E International, Inc.

The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by the issuer not involving a public offering.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders of the Company was held on September 26, 2005.

PROPOSAL 1 — ELECTION OF DIRECTORS

The following directors were elected to hold office until the Company’s 2006 Annual Meeting or until their successors have been duly elected and qualified:

	For	Against	Withhold	Broker Non-Votes
Peter R. Sollenne	38,514,858	0	109.500	0
Kelly Alberts	38,371,458	0	252,900	0
Anthony Allocca	38,380,958	0	243,400	0

PROPOSAL 2 – APPROVAL OF THE COMPANY’S 2005 EQUITY INCENTIVE PLAN

The following is the vote approving the Company’s 2005 Equity Incentive Plan:

	For	Against	Withhold
2005 Equity Incentive Plan	30,890,019	242,220	44,350

PROPOSAL 3 – AMENDMENT OF ARTICLES OF INCORPORATION TO INCREASE THE COMPANY’S AUTHORIZED COMMON STOCK

The following is the vote approving the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 250,000,000:

	For	Against	Withhold
Increase of common stock	38,104,325	483,683	36,350

PROPOSAL 4 – AMENDMENT OF ARTICLES OF INCORPORATION TO INCREASE THE COMPANY’S AUTHORIZED SERIES A PREFERRED STOCK

The following is the vote approving the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Series A Preferred Stock to 2,820,000:

	For	Against	Withhold
Increase of Series A	30,630,506	370,260	175,823
Preferred Stock

PROPOSAL 5 – RATIFICATION AND APPOINTMENT OF BECKSTEAD AND WATTS, LLP TO SERVE AS INDEPENDENT ACCOUNTANTS FOR FISCAL YEAR 2005

The following is the vote approving the ratification and appointment of Beckstead and Watts, LLP to serve as the Company’s independent accountants for fiscal year 2005:

	For	Against	Withhold
Ratification and	38,522,258	67,600	34,500
appointment of Beckstead and Watts, LLP

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

IT&E International Group
(Registrant)
Dated: November 14, 2005	By: /s/ Peter R. Sollenne
Peter R. Sollenne
Chief Executive Officer
Director
Dated: November 14, 2005	By: /s/ Kelly Alberts
Kelly Alberts
President/COO
Director