Form 10QSB/A
period 2005-09-30
IT&E INTERNATIONAL GROUP
filed 2005-11-16
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000-50095

_________________

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

Explanatory Note

        This amended Quarterly Report on Form 10-QSB/A is being filed solely to correct a typographical error that inadvertently appears in the Company’s 10-QSB for the quarter ended September 30, 2005 filed with the Commission on November 14, 2005. Except for the typographical error that is corrected below, this Form 10-QSB/A does not amend, update or change any other information contained in the original Form 10-QSB for the quarter ended September 30, 2005 filed with the Commission on November 14, 2005.

Correction of Typographical Error

        In the second sentence of the first paragraph on page 13 of the Form 10-QSB for the quarter ended September 30, 2005 filed on November 14, 2005, the gross profits for the third quarter of 2004 were inadvertently stated as 30.8%. In fact, gross profits for the third quarter of 2004 were 19.9%. Therefore, the second sentence of the first paragraph on page 13 of the Form 10-QSB for the quarter ended September 30, 2005 filed on November 14, 2005 is hereby amended and restated to read as follows:

        “Gross profits were 31.7% for the third quarter of 2005 as compared with 19.9% during the same period in 2004.”

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

IT&E International Group
(Registrant)
Dated: November 15, 2005	By: /s/ Peter R. Sollenne
Peter R. Sollenne
Chief Executive Officer
Director
Dated: November 15, 2005	By: /s/ Kelly Alberts
Kelly Alberts
President/COO
Director