Form 10KSB
period 2005-12-31
IT&E INTERNATIONAL GROUP
filed 2006-03-31
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-50095

IT&E INTERNATIONAL GROUP, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	20-4354185
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
505 Lomas Santa Fe Drive, Suite 200,
Solana Beach, California	92075
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including are code:  (858) 366-0970

Securities registered under Section 12(b) of the Act:

None

Title of each class:  None

Name of each exchange on which registered:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Revenues for the issuer’s fiscal year ended December 31, 2005 were $18,437,684.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board (“OTCBB”) administered by the National Association of Securities Dealers (“NASD”) on December 31, 2005 was $2,198,475.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding at December 31, 2005 was 60,448,875.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report on Form 10-KSB is incorporated by reference to the definitive proxy statement with respect to our 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which the registrant intends to file with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of the fiscal year covered by this report.

FORM 10-KSB

i

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such risks and uncertainties include, without limitation:

•       our ability to complete acquisitions and integrate acquired companies;

•       our ability to attract and retain key personnel;

•       general economic and business conditions;

•       the impact of technological developments and competition;

•       our expectations and estimates concerning future financial performance and financing plans;

•       our ability to raise capital to finance our growth; and

•       the impact of current, pending or future legislation and regulation on the pharmaceutical industry and other risks detailed from time to time in our filings with the SEC.

You should read this report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I

ITEM 1.                Description of Business

Overview

Business Development, Organization and Acquisition Activities

IT&E International Group, Inc. was originally organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International, Inc. (“IT&E International”) and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group. On March 2, 2006, with the written consent of holders of the majority of our shares of common stock, we reincorporated into the State of Delaware under the name IT&E International Group, Inc. IT&E International Group, Inc. and its consolidated subsidiaries are referred to throughout this report as “we,” “us,” “our,” and the “Company.”

We are a life sciences organization focused on providing our clients with services and solutions in the drug development process, clinical research and regulatory compliance. We serve a variety of clients, including those in the private industry, public institutions, research facilities and the government. By focusing on specialized practice areas in regulatory compliance, clinical research, and international development of global health and advanced technology research, we are able to offer solutions with one common goal in mind: to improve the human condition by delivering solutions to the life sciences community. In November 2005, we acquired the assets of Millennix Inc. (“Millennix”), a contract research organization (“CRO”) that provides comprehensive clinical research services for Phase I through Phase IV clinical trials. Our Millennix division also assists its clients with strategic and regulatory planning, as well as protocol development, investigator qualification and recruitment, study implementation and management, and data management.

Principal Products, Services, and Markets

We are a provider of a broad range of services to the life sciences industries. We primarily provide our clients with solutions to complex needs managing the drug development process in clinical research and regulatory compliance.

We offer a suite of comprehensive clinical trial support services for Phase I through Phase IV clinical trials. Our services include patient and investigator recruitment, biostatistical analysis, data management, data entry and verification and regulatory affairs services. In addition, we assist our clients with case report form design, protocol development, data entry and verification, full tracking and audit trail documentation, adverse event reporting and Food and Drug Administration (“FDA”) submissions. Our biostatistical analysis group also provides data mining studies, database design, representation at FDA and other regulatory meetings, and additional specialized biostatistical analysis.

We also provide regulatory compliance services to pharmaceutical, biotech, healthcare and other life science companies by providing to them the expertise to evaluate, structure, implement and maintain effective quality programs and processes that ensure compliance with applicable FDA regulations. We offer a diverse solution for the validation and compliance of quality systems, laboratory and manufacturing processes, clinical data systems, laboratory automation, content management, electronic document management, and a solution for facilities, utilities and equipment validation and compliance.

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major clients, and we believe this dependence will continue. Our client list includes many of the top-tier pharmaceutical and biotechnology companies. For the year ended December 31, 2005, our contracts with Boston Scientific, Pfizer and Schering-Plough resulted in approximately 23%, 14% and 13% of our service revenues, respectively. The loss of business from any of our major clients could have a material adverse effect on us.

Clinical Research

Our Services.   We provide clinical research solutions to the pharmaceutical and biotechnology industry through a unique focus on specialty clinical studies in oncology, HIV/AIDS and other complex infectious diseases, dermatology, gene therapy, immunologic therapy, biologics and other challenging metabolic and chronic diseases.

Through our Millennix division, we provide:

•       high-quality, professional clinical research services to our pharmaceutical, biotechnology and device sponsor clients in focused, complex and challenging clinical development areas;

•       methods for using changing patterns of health care delivery systems to maximize access to clinical studies by providers and patients and effectively manage drug development programs within both traditional and managed care settings; and

•       a professional relationship with investigative sites, sponsor clients and employees which respects their respective contributions, skills and achievements.

In addition, we are able to manage the subtleties and special requirements of all phases of clinical research, such as:

•       Phase I first-time-in-man or safety studies which require meticulous safety reporting and rapid communication between sponsor and sites;

•       Phase II clinical studies which emphasize patient populations, demographics and accurate dose administration;

•       Phase III clinical studies which accelerate investigator and patient accrual and timely reporting requirements for careful data tracking and hands-on project management; and

•       Phase IV clinical studies which include on-going safety studies, publication, knowledge database, disease management and patient education/intervention strategies.

We have approximately 35 employees providing such services. Our employees have supported numerous IND, NDA and PLA applications, and registrations in the U.S., with similar regulatory filings abroad.

Through December 2005, our Millennix division has recruited to over 4,900 clinical sites. Our Millennix division investigator database includes 3,100 qualified investigators in various therapeutic specialties. Since 2002, our Millennix division has conducted over 400 U.S. site qualification/initiation visits and over 1,000 interim monitoring visits.

Our clinical research associates (“CRAs”) are the “eyes and ears” of the project team in the field. In accordance with good clinical practices and a sponsor-approved study monitoring plan, each CRA will visit applicable sites at pre-determined intervals. Our CRAs are specially trained and have a minimum of three years oncology experience. Through documented training on our standard operating procedures (“SOPs”), study-specific guidelines, the applicable study protocol, case report form (“CRF”) completion and the therapeutic indication under study, each CRA can: (i) closely monitor each site for compliance with the protocol and applicable regulations; (ii) assure accurate data capture; and (iii) provide on-site study support as a key part of their function. This level of direct oversight and support fosters increased site compliance, cooperation and enthusiasm. Each of our project teams and the applicable CRAs attempt to jointly identify site-specific issues and initiate solutions proactively.

We maintain an internal, integrated quality assurance (“QA”) process. Our clinical operation procedures, staff and field functions and data management are all developed with a QA focus and are subject to audit. Independent auditors/reviewers submit reports to the project team for corrective actions.

In addition, our SOPs have had successful FDA and numerous sponsor audits. Our SOPs also serve as a regulatory interface for numerous sponsors.

Our Data Management and Analysis Systems.   Our data systems are SAS-based, utilizing ClinAccess® PowerServer as a clinical database management system (“CDMS”). CRFs are imaged during the process, allowing data operators to data enter directly from the electronic image. Queries that are generated can be compared with the imaged CRF adding accuracy and speed to the data review process and minimizing paper handling. Images are available for storage, transfer and regulatory filing. Our integrated data management systems function in global programs, while U.S./EU systems provide data management services for programs within a focused region. In addition our systems are 21 Code of Federal Regulations (“CFR”) Part 11 and ICH GCP compliant.

We also have the flexibility to adapt and use existing sponsor methodology, when required, for clinical study programs. We can also provide the methodology, tools and superior competencies for critical drug development activities. Our data management system has demonstrated success with both large and small programs, for both large and small sponsors.

We can also provide “real-time” tracking techniques for assessing site-specific patient enrollment and follow-up. Through interface with the central randomization function, or through study-specific fax-based enrollment tracking, we can rapidly gather, collate and report enrollment and follow-up information. We view transfer of timely, accurate information to the sponsor as critical to identifying important trends in study progress and to alert the sponsor to study progress or difficulties. Central randomization via telephone, fax or interactive voice system, or site randomization via random code generation is also provided for appropriate study design and development.

Our data management tools include fax-based data and safety reporting to facilitate study completion. Our data fax system allows rapid collection of CRFs completed at the site. Faxed CRFs are then indexed and imaged through a designated fax server to our CDMS database for immediate data entry and query processing in either “clean” or “de-coupled” data capture mode. We also offer electronic data collection (“EDC”) for appropriate studies, allowing remote data entry at investigative sites, with immediate edit checking and query generation. Since implementation at the sites is critical, we offer electronic and hands-on training to assure site compliance. The EDC system incorporates database structure, auto-coding and validation, with SAS export, on-going site support and help desk functions.

Database design, development and testing occur early in the study process, prior to availability of study data. Every clinical study database is extensively tested using “test” data prior to receiving “live” data. Data screens and programmed edit checks are routinely provided and are tested and validated prior to implementation. All functions require sponsor review and approval prior to finalization. Data queries are resolved through CRF review and/or data retrieval from the study sites. Adverse events and concomitant medications are coded using MedDRA and WHO Drug or custom dictionaries at the request of the sponsor.

Statistical services include development of a statistical analysis plan, with draft listings and tables well in advance of study conclusion. Statistical programming is SAS based and yields analysis datasets. Final generation of an interim and/or final statistical analysis occurs after appropriate database lock and is followed by a statistical report. Database transfer at study conclusion, or at any interval during the conduct of a study, is accomplished in SAS datasets, or other format, following testing to any sponsor platform.

The Millennix Information Management System.   We also provide technologic solutions for clinical research and for acceleration of entry of new products and therapeutics into the marketplace. Our Millennix Information Management System (“MIMS”) is an Internet-based communication tool that provides secure, password-protected access. Through the study/sponsor specific MIMS tool, clinical sites, sponsors and staff can easily transfer documents, download study forms, provide reports of patient enrollment and adverse events or order drug supplies. MIMS provides audit and archive functions, time/date stamping and online electronic distribution. These services have accelerated clinical study initiation and communication of key study information. The web portal system can be customized with a specific study or client “look” as necessary.

Our Transitional Research Group.   Our Transitional Research Group (“TRG”) assists in the design of clinical development programs for therapeutics emerging from preclinical research over a broad range of therapeutic classes, including small molecular entities, biotechnology derived products, vaccines and medical devices.

Our TRG focuses on products in early clinical development for which there is no existing comprehensive development plan or for products that have completed the discovery of safety issues. We assist our clients with a development plan, taking into consideration the unique properties of the product to optimize the pre-clinical program, while meeting all regulatory requirements.

The mission of our TRG is to provide the following services:

•       The most efficient study design and clinical development pathway;

•       Design, write, compile and review the pre-clinical data for regulatory submission packages including pre-meeting packages, IND submissions and investor presentations;

•       Meet and interact with regulatory agencies;

•       Write expert safety reports;

•       Conduct literature reviews; and

•       Minimize total costs and timelines for regulatory approval.

Program Management and Outsourcing

We offer a broad range of validation and compliance services from management consulting and computer systems validation (“CSV”) to clinical staff augmentation. We are dedicated to designing, developing and implementing practices that protect the integrity of the computerized systems and equipment used in health product research and manufacturing processes. We ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. We have the ability to deliver regulatory compliance services in the following fields:

•       Guidelines Interpretation—We provide services related to the interpretation of FDA validation and compliance criteria. We then provide consulting teams to assist the client in implementing such compliance strategies.

•       Planning and Strategy—We assist clients in developing an overall FDA validation and compliance strategy and developing methods and procedures for staying in compliance.

•       Corporate policies and procedures—We work with its clients in designing overall quality assurance, quality control and FDA regulatory compliance policies and procedures. In addition, part of our service is to then implement these procedures throughout an organization.

•       Independent Vendor Audits and Assessments—We work with a client to assess its vendors to ensure they are in compliance with FDA regulations and are operating in a validated state.

•       SOP Generation and Revision—We provide services to clients to prepare Standard Operating Procedures in the area of FDA Regulatory compliance, and to establish ongoing SOP’s to keep a client in compliance with FDA regulations.

•       Gap Analysis—We will work with a client in preparing a SWAT (software analysis testing) analysis, identifying gaps in their compliance and validations procedures. We then will work with a client in closing those gaps in their procedures in their laboratory, clinical and manufacturing environments.

•       Risk Analysis—Business and Regulatory—We will work with a client in assessing FDA Regulatory exposures in their cGxP (current good manufacturing, lab and clinical practices) environments.

•       Remediation—We will perform project based remediation (corrective action) projects in support of FDA 483 warning letters, and other regulatory processes.

•       Training end users and program managers.

We also provide services in the CSV, CFR Part 11, CFR Part 210/211, CFR Part 58, Part 320, Part 820/QSR, GAMP4 (Good Automated Manufacturing Practices version 4.0) as well as European and Asian standards. Our validation and compliance team (estimated around 100 people both outside contractors and full-time employees) designs, develops and implements practices that protect the integrity of the computerized systems, equipment and facilities used in health product research and manufacturing processes. Further, we ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. By analyzing market trends, continually reengineering our best practices, utilizing leading technology and keeping abreast of changes from the regulatory bodies, we are able to ensure a high degree of quality standards are being met.

In addition, we specialize in quality procedures, programs and management consulting in FDA regulated areas within the pharmaceutical and biotechnology industries including: audits, remediation, quality systems, and validation and qualification of processes, cleaning, environment, and computerized systems. We have developed and implemented several plant-wide systems in the pharmaceutical and biotechnology industries and are recognized as a verifiable quality leader. We have developed an extensive database which includes formats and templates to get FDA Validation and Compliance projects off and running quicker and maximize the efficiency in development and the ensuing validation and compliance processes. We provide services focused around GxP compliance, validation and regulatory affairs for the life sciences industry, including the following:

•       CSV;

•       21 CFR Part 210/211—Good Manufacturing Practices;

•       21 CFR Part 11—Electronic Signatures and Electronic Records of Several other FDA and EMEA regulated areas;

•       Computerized Systems Validation;

•       Cleaning Validation;

•       Facility, equipment and Utility Validation;

•       Sterilization and Sanitization Validation; and

•       Process Validation.

The following are representative of program management and outsourcing client engagements within the last two years:

•       Computer systems validation and software testing for a pharmaceutical company:  We provided project management and remediation services related to computer systems validation and software testing for a pharmaceutical company that involved three primary systems: 1) Labware, 2) Laboratory Information Management System (“LIMS”), and 3) Documentum (a specialized FDA validation document management system). This project included the creation of standard operating procedures, management of requirements, and responsibility for integration of numerous related systems.

•       Strategic validation and compliance guidance and computer system and software validation for a research hospital:  In their continued search to find treatments for cancer in children, our client built a facility to manufacture vaccines and stem cells to support phase I / II clinical trials. The new facility needed to be in compliance with the various applicable FDA regulations. We created a validation road map for the client, managed the design and implementation of their network, computer system and software which included standardized desktop environment, Internet connectivity, security, core systems, laboratory and network monitoring systems. We then produced validation plans and trained the client’s staff on the standard operating procedures.

•       Computer systems validation and software testing for a biotechnology company:  We provided LIMS customization programming and validation support for a biotechnology company client. This included creating the standard operating procedures related to the system.

•       Software validation for a biotechnology company:  We created validation and compliance policies, procedures and guidelines related to a statistical programming environment validation for SAS software.

•       Computer systems validation for a laboratory:  We conducted an evaluation of the quality systems overseeing the computer system validation and 21 CFR Part 11 compliance for manufacturing systems for a laboratory. We reviewed corporate guidelines and associated procedures against 21 CFR Part 11 guidelines and related computer systems validation regulatory requirements. We performed a procedural assessment identifying procedures required for the ongoing compliance of the systems, and we were responsible for defining gaps in compliance and suggesting remediation for those gaps. We also reviewed how the 21 CFR Part 11 assessments are conducted by the client. We assessed high visibility manufacturing and laboratory systems for 21 CFR Part 11 compliance, how the systems were defined, how remediation activities were conducted and how computer systems validation issues were resolved. We also advised the client regarding quality system structure, layout, communication, and suggested adjustments.

•       Computer systems assessment for a pharmaceutical company:  We evaluated the client’s quality system to determine its compliance with respect to current U.S. and European regulatory guidance and quality standards. The evaluation was performed to assess the quality system in the areas of computer systems lifecycle development and implementation, project management, network infrastructure, security, and computer systems validation. We also reviewed and analyzed the client’s information technology department’s compliance with the current corporate headquarters standard operating procedures.

•       Computer systems validation and CFR Part 11 validation for a biotechnology company:  We performed project management and remediation services related to Argus 9.2, including incremental validation. Argus 9.2 is a drug safety database used for FDA submissions.

We also offer a staff augmentation solution for the clinical trials and clinical research industry, including:

•       Clinical data entry and data management personnel.

•       SAS® based solutions throughout every stage of a drug’s lifecycle from discovery, through development and commercialization. We focus on assessing, advising, and designing comprehensive systems solutions in the pharmaceutical, biotechnology, and medical devices industries. We provide leading and emerging pharmaceutical and biotechnology companies with project-based consulting services in the areas of data management (SAS® databases and Oracle® Clinical systems), clinical programming, biostatistics, and clinical validation (GCP). The IT&E team of project/program managers (a team of approximately 30 to 35 people, both outside contractors and full-time employees) bring an average of 10+ years of biopharma experience to their clients, as well as the tools, talent and strategies necessary to carry a project from conception to completion. Our extensive database selects and employs project-specific analysts to provide constant monitoring of project scope, budget, and deliverables while utilizing our Project Tracking System to provide clients with real-time, comprehensive status reports.

Data Management

We provide a full range of data management solutions, including SAS® databases and Oracle® Clinical, as well as web-based or conventional means of data capture. Following are some of the specific areas of expertise:

•       SAS® databases—Major functions supported;

•       Datasets;

•       CRF design and analysis;

•       Safety Information;

•       Data marts for Data mining;

•       Integrated Data Analysis Systems;

•       Data Validation Specifications;

•       Database Design, install, and upgrade;

•       Data Quality Assurance;

•       Global Database Integration;

•       Oracle® Clinical—Major functions supported;

•       Define and manage a Clinical Study (Protocol);

•       Define data elements to be collected in a Clinical study;

•       Define and generate data entry screens;

•       Define edit checks to be applied to the data;

•       Validation and derivation procedures for the data;

•       Collect and manage data; and

•       Data extract to SAS for analysis.

Clinical Programming

We provide accurate and reliable programming to support regulatory submissions and clinical study reports. Because of the extensive experience of our consultants, we are able to optimize the flow of valuable scientific and operational data thereby assisting our clients to get their products to market faster.

Biostatistics

Our biostatisticians focus on the delivery of quality design consulting and statistical analyses for clients engaged in complex clinical studies. This team delivers superior results for targeted summaries of key findings within the regulatory finding process, as well as producing creative scientific presentations. Some of the areas of expertise are as follows:

•       Clinical study design;

•       Estimation of sample size;

•       Trial duration;

•       Structuring of treatment comparisons;

•       Definition of key endpoints;

•       Number and timing of analyses;

•       Precise interpretations of results;

•       Data displays and interpretations;

•       Clinical development programs;

•       ISS/ISE preparation;

•       Prepare integrated clinical/statistical reports;

•       Design tables and graphics;

•       Analysis planning and preparation;

•       Summary of statistical methodologies; and

•       Support submissions to regulatory agencies (FDA).

Clinical Validation (GCP)

Our clinical validation practice goes hand-in-hand with the efforts of our Compliance Group. Our regulatory and safety services must compliment our clients’ drug development process from beginning to end. By partnering with our clients to design a study that combines an understanding of the regulatory environment and current FDA regulations, we ensure a smooth and efficient development cycle. We have designed our own Clinical Validation Methodology for the enterprise that is designed to satisfy regulated business practices and procedures that involve multiple groups within the organization (users, systems, database administrators, and other support staff).

Typically, our Validation Plan describes the system and scope, outlines the schedule and resources (GANTT), defines the testing strategy (and SOPs), and describes the deliverables that will document the validation process. The steps are as follows:

•       Validation Plan Preparation;

•       System Inventory Preparation;

•       Preparing the work plan using the 5C’s: System Classification, Complexity, Control, Compliance, Criticality;

•       Preparing Individual System Profiles & Gap Analysis;

•       Global Technological & Procedural Gap Matrix Preparation;

•       Preparing, Monitoring and Executing various Validation Protocols including Design Qualifications (DQ), Installation Qualifications (IQ), Operational Qualifications, (OQ), Performance Qualifications (PQ), Equipment Qualifications (EQ); and

•       Risk Analysis Matrix (The validation effort is premised on a determination of risk and after addressing the 5 C’s can we ascertain what level of design documentation is sufficient for a specified system).

The following are representative of client engagements within the last two years with respect to our clinical services:

•       We provided global biostatistics support and in particular biostatistics support for Phases I, II and III clinical trials related to oncology and nephrology for a biotechnology company client.

•       We provided biostatistics support for Phase IV (post-marketing) clinical trial related to oncology and statistical programming services for a biotechnology company client.

•       We provided biostatistics support services for Phase II and III clinical trials related to oncology for a biotechnology company client.

•       We provided statistical programming services for Phase I, II and III clinical trials related to HIV for a pharmaceutical company client and assisted with the preparation of the New Drug Application related thereto.

•       We provided clinical data management services for Phase II and III clinical trials related to HIV for a pharmaceutical company client.

•       We provided statistical programming services for Phase II and III clinical trials related to allergies and respiratory diseases for a pharmaceutical company client.

Competition

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

In addition to competing with a number of other global, full-service companies, we also compete against some medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. In addition, the industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that might adversely affect our operating results.

We compete on the basis of a number of factors, including reputation for on- time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, price, strengths in various geographic markets, technological expertise and systems, data management capabilities for time savings with data integrity, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage large-scale clinical trials both domestically and internationally, and expertise and experience in healthcare economics.

For specialty areas such as laboratory and manufacturing validation, medical communications, and protocol development, we compete in a market that has a myriad of niche providers. For the most part, these niche providers offer specialty services and products with a focus on a specific geographic region, a particular service or function and/or a specific stage or phase of drug development. By contrast, we provide our services on a global basis across functional areas. We compete principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, and ability to deliver quality products to the client’s specifications. The outsourced preclinical research industry consists of a number of large providers and numerous smaller niche companies. As such, there is significant competition for these opportunities, and our success will depend on our ability to identify and competitively bid for risk-sharing programs that are likely to be productive.

Government Regulation

Our clients are subject to extensive regulations by government agencies. Consequently, the services we provide for these clients must comply with relevant laws and regulations, and we believe we are and have been compliant with such laws and regulations.

Prior to commencing human clinical trials in the United States, a company developing a new drug must file an Investigational New Drug application (“IND”) with the FDA. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a detailed plan, or study protocol, for the proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. The study protocol will also be reviewed and approved by the institutional review board, or IRB, in each institution in which a study is conducted, and the IRB may impose additional requirements on the way in which the study is conducted in its institution.

Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy along with safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting a new drug application, or NDA. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA’s review can last from six months to many years, with the average review lasting 18 months. Once the NDA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA.

We must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. To help ensure compliance with these regulations, we have established quality assurance at our laboratory facilities to monitor ongoing compliance by auditing test data and conducting regular inspections of testing procedures and our laboratory facilities.

Employees

At December 31, 2005, we had 92 employees. These employees represent the following employment mix: 12% administration, 7% recruiting, 5% sales, and 76% contract service providers. Additionally, we utilize the services of approximately 25 outside consultants who work as independent contractors.

RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with respect to our securities. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

In addition, the following risk factors may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to the risk factors described below.

RISKS RELATED TO OUR BUSINESS

We may not be able to attract, retain or integrate key personnel, which may prevent us from successfully operating our business.

We may not be able to retain our key personnel or attract other qualified personnel in the future. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team, including Peter Sollenne, our Chief Executive Officer, Kelly Alberts, our President and Chief Operating Officer and Dr. Gene Resnick, Senior Vice President and President of our Millennix division. These individuals possess industry knowledge and have successfully built strong working relationships with our clients. Our failure to retain Mr. Sollenne, Mr. Alberts or Dr. Resnick, in particular, or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on any of our executive officers.

Our success depends on our ability to attract and retain scientific and technical personnel.

Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific and technical personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. Competition for this personnel is significant, and we may not be able to attract or retain key employees when necessary, which would limit our operations and growth.

We may pursue strategic acquisitions or investment in new markets and may encounter risks associated with these activities that could harm our business and operating results.

We may pursue acquisitions of, or investments in, businesses and assets in new markets that we believe will complement or expand our existing business or our client base. Our acquisition strategy involves a number of risks, including:

•       difficulty in successfully integrating acquired operations, personnel, technology, clients, partner relationships, services and businesses with our operations;

•       loss of key employees of acquired operations or inability to hire key employees necessary for our expansion;

•       diversion of our capital and management attention away from other business issues;

•       an increase in our expenses and working capital requirements; and

•       other financial risks, such as potential liabilities of the businesses we acquire.

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expense related to intangible assets, a decrease in profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

We are dependent on a small number of clients.

We have been and expect to continue to be dependent on a small number of large pharmaceutical company clients. For the year ended December 31, 2005, our contracts with Boston Scientific, Pfizer and Schering-Plough resulted in approximately 23%, 14% and 13% of our service revenues, respectively. The loss of business from any one of these clients could have material adverse effect on our results of operations.

We may be responsible for maintaining sensitive patent information, and any unauthorized use or disclosure could result in substantial damage and harm to our reputation.

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

If we do not keep pace with rapid technological changes, our products and services may become less competitive or obsolete, especially our perceptive informatics business.

The biotechnology, pharmaceutical and medical device industries generally, and clinical research specifically, are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, products or services that are more effective or commercially attractive than our current or future technologies, products or services, or render our technologies, products or services less competitive or obsolete. If competitors introduce superior technologies, products or services and we cannot make enhancements to our technologies, products and services necessary to remain competitive, our competitive position will be harmed. If we are unable to compete successfully, we may lose clients or be unable to attract new clients, which could lead to a decrease in revenue.

Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock.

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. We incurred net operating losses of $1,116,000 and $338,000 for the years ended December 31, 2005 and 2004, respectively. Factors that cause these variations in our operating results include:

•       the level of new business authorizations in a particular quarter or year;

•       the timing of the initiation, progress, or cancellation of significant projects;

•       the mix of services offered in a particular quarter or year;

•       the timing of the opening of new offices;

•       the costs and the related financial impact of acquisitions;

•       the timing of internal expansion;

•       the timing and amount of costs associated with integrating acquisitions;

•       the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

•       the incurrence of debt and certain costs associated with such debt.

Many of these factors, such as the initiation of new projects between quarters or years are beyond our control.

A significant portion of our operating costs relate to personnel, which accounted for approximately 85% of our total operating costs in fiscal year 2005. As a result, the effect on our revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause our operating results to vary substantially between reporting periods. If our operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of our common stock will likely decrease.

If we do not adequately protect our intellectual property, our business may suffer, we may lose revenue or we may be required to spend significant time and resources to defend our intellectual property rights.

We regard the protection of our patents, trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights, especially when it comes to writing U.S. FDA protocols for our clients. We have entered into confidentiality and non-disclosure agreements with our employees, contractors, and clients, and nondisclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology intellectual protocols or deter independent third-party development of similar technologies’ protocols.

Our competitors hold their methodologies to write FDA protocols highly confidential. The more widely we prepare FDA protocols with outside clients, the more likely our FDA protocols become vulnerable to duplication by our competition. We do not know if we will be able to protect, even if we copyright our protocols and writing methodologies, to protect them from the competition.

We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We are significantly influenced by our directors and executive officers.

Our directors and officers will beneficially own an aggregate of approximately 96.17% of our outstanding common stock, including the common stock issuable upon the conversion of the shares of our Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and also including the approximately 78.50% of our outstanding common stock (assuming the exercise by ComVest Investment Partners II, LLC (“ComVest”) of all warrants for our common stock currently held by ComVest) held by ComVest where Mr. Falk, one of our directors, is the Managing Partner, and as such may be deemed to have indirect beneficial ownership of all shares owned by ComVest. Mr. Falk disclaims any beneficial ownership of such shares owned by ComVest. In addition, ComVest has an option to purchase additional shares of Series D Preferred Stock for an aggregate purchase price of $5,000,000 and warrants to purchase 35,714,275 shares of the Company’s common stock prior to May 6, 2006. Subsequent to the closing of the ComVest Option, if any, ComVest will beneficially own 84.43% of the Company’s outstanding common stock (assuming the exercise by ComVest of all warrants for our common stock currently held by ComVest and the exercise of those warrants ComVest is entitled to acquire upon exercise of the ComVest Option). These shareholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our shareholders, including the election of directors and the approval of mergers and other business combination transactions.

RISKS RELATED TO OUR INDUSTRY

We operate in a market that is highly competitive, and if we are unable to compete successfully, our revenue could decline and we may be unable to gain market share.

The market for life science outsourcing is highly competitive. Our future success will depend on our ability to adapt to changing technologies, evolving industry standards, product offerings, evolving demands of the marketplace and to expand our client base through long-term contracts. Some of our competitors have longer operating histories and larger client bases, which means they have more experience in completing clinical trials in order to obtain regulatory approvals. In the regulatory compliance area, we compete against RCM Technologies, Teratec, and Comsys (Venturi Partners), in the clinical services area, we compete against Quintiles, Covance, Charles River/Inveresk, SFBC International, Covalent, Icon, Kendle, and Parexel, among others. Our competitors have greater marketing capabilities which have helped them establish stronger name recognition and longer relationships with clients. We may not be able to compete with those companies effectively.

Our competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of your investment in us could be reduced significantly. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully.

Government regulation could adversely affect our profitability.

The industry standards for the conduct of clinical research and development studies are embodied in the regulations for Good Clinical Practice (“GCP”). The FDA and other regulatory authorities require that results of clinical trials that are submitted to such authorities be based on studies conducted in accordance with GCP. These regulations require that we, among other things, comply with the following specific requirements:

•       obtain specific written commitments from the investigators;

•       verify that appropriate patient informed consent is obtained;

•       monitor the validity and accuracy of data;

•       instruct investigators and studies staff to maintain records and reports; and

•       permit appropriate governmental authorities access to data for their review.

We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA. We are liable to our clients for any failure to conduct their studies properly according to the agreed upon protocol and contract. If we fail to conduct a study properly in accordance with the agreed upon procedures, we may have to repeat the study at our expense, reimburse the client for the cost of the study and pay additional damages. Further, if we fail to meet government specifications with regards to record-keeping and protocol development, it could result in a major delay for our client to obtain FDA approval for their pharmaceutical product, and even negate a multi-million dollar client study, requiring the study to be repeated. Compliance with government regulations to develop a proper study protocol and record-keeping methodologies, places a major burden on us. Failure to do so can result in loss of clients, liability to us from these clients, and loss of business.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures and related internal controls over financial reporting. During the course of its evaluation for the year ended December 31, 2005, our management identified certain significant deficiencies in our internal controls over financial reporting, which on an accumulated basis, rose to the level of a material weakness. As a result, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), concluded that there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected due to the material weakness identified by management. As a result, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2005. If we do not remediate this material weakness, it could result in a material misstatement or omission in our annual or interim financial statements which could, in turn, have a material adverse effect on our business, operating results and stock price.

We intend to remediate this material weakness by (i) more clearly defining the roles and responsibilities throughout our entire accounting and finance department, (ii) obtaining more robust accounting software to enable us to more effectively provide a reliable audit trail, (iii) disseminating critical accounting policies to the accounting staff and senior managers and training such accounting staff and senior managers with respect to these policies, and (iv) hiring additional personnel into the accounting and finance department, particularly at the divisional level. Any failure to implement such remedial measures or any failure to maintain such measures could have a material adverse effect on our business, operating results and stock price.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future or to issue additional equity securities in connection with one or more acquisitions. Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us. We may be required to raise capital, at a time and in and amount, which are uncertain, especially under the current capital market conditions, and on undesirable terms. We could face unforeseen costs or our revenues could fall. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms or is not available at all, we may be unable to continue to fully develop our business, and our operations and our financial condition may be materially and adversely affected. In addition, debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our Board may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

The actual or anticipated resale by the selling stockholders of shares of our common stock may cause the market price of our common stock to decline.

As of December 31, 2005, 60,448,875 shares of our common stock were outstanding. We registered pursuant to a registration statement declared effective by the SEC on February 22, 2006, 1,924,000 shares of our common stock (the “Registration Statement”) to allow for the exercise of warrants by Laurus Master Fund, Ltd. These shares of common stock, upon acquisition pursuant to the Registration Statement, unless held by “affiliates,” will be freely tradable without restriction or further registration under federal securities laws immediately following their sale pursuant to the Registration Statement. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities or to enter into strategic acquisitions with third parties.

The resale of our common stock by the selling stockholders through open market transactions or other means may, depending upon the timing of the resales, depress the market price of our common stock. There is no lock-up or other restriction on the resale of this stock. Moreover, actual or anticipated downward pressure on the market price of our common stock due to actual or anticipated resales of our common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.

In addition, the public float of our common stock is small in comparison to our total shares outstanding on a fully diluted basis, which will likely result in a very thin public market for the trading of our shares if such a market develops. Limited trading in our stock will also result in a high degree of volatility in our stock price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established clients and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity of our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

We do not plan on declaring or paying dividends.

We have never declared or paid a dividend on our capital stock, nor do we have any plans to do so in the future. In addition, our Series D Preferred Stock prevents us from declaring or paying any dividends on our common stock without the prior consent of the holders thereof.

We may effect a reverse stock split and the results of such a reverse stock split on the market price for our common stock is uncertain.

On December 1, 2005, the holders of a majority of our outstanding common stock approved a reverse stock split of our outstanding common stock at any time before November 9, 2006 based upon an exchange ratio not to exceed 25 shares to 1 share. The exact ratio of the reverse stock split is to be determined by our Board, in its sole discretion. We cannot predict the actual impact of a reverse stock split on the market price for our common stock. The history of similar reverse stock split actions for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock after a reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. A number of companies that have completed reverse stock splits have experienced declines in the price of their stock after the reverse stock split. While a reverse stock split is intended to raise the market price for our common stock to a level that may be more attractive to investors and is not a reflection on our financial position, it is possible that the market price for our common stock will decline after we complete a reverse stock split. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split.

ITEM 2.                Description of Property

We do not own any real estate properties. Our executive offices are located at 505 Lomas Santa Fe Drive, Suite 200, Solana Beach, California 92075 and our telephone number is (858) 366 0970. We pay a base monthly rent of approximately $7,000 per month through November 2007. Management believes that these facilities are adequate for our current and anticipated needs.

In addition, we lease approximately 1,100 square feet at 31 N. Second Street, Ste. 250, San Jose, CA at a base rent of approximately $1,500 per month through July 2006 and approximately 7,100 square feet at 3020 Westchester Avenue, Suite 202, Purchase, New York at a base rent of approximately $15,000 per month through May 2006. Beginning May 2006, we will be relocating our New York facility and be leasing approximately 15,900 square feet at 800 Westchester Avenue, Rye Brook, NY. Beginning September 2006, we will be paying a base rent of approximately $34,400 per month through August 2011.

ITEM 3.                Legal Proceedings

On February 7, 2006, David Sinutko filed the action titled Sinutko v. IT&E International, Case No. 861011 in the Superior Court of the State of California, County of San Diego, Central Division against us. Mr. Sinutko alleges he owns and operates POI, Inc., (collectively, “Sinutko”), and that under a letter agreement POI had with us, Sinutko is owed in excess of $550,000 (plus attorneys fees and costs) from us as a commission for alleged services provided to us related to our recent private placement (the “Private Placement”) of senior secured convertible promissory notes (each a “Senior Note”). We believe Sinutko’s claims are without merit and subject to defenses, and we intend to vigorously defend ourselves; however, we do not know if we will ultimately prevail or if the outcome will harm our business, financial condition, or results of operation.

Additionally, we are involved in various other legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

ITEM 4.                Submission of Matters to a Vote of Security Holders

The following actions were approved on December 1, 2005 by the written consent of holders of the majority of our shares of common stock (the “Majority Shareholders”). All of the following actions were approved by 49,616,667 shares, or 82.58% of all shares entitled to vote thereon. The consent satisfied the shareholder approval requirements for the proposed actions. The Majority Shareholders approved the following:

Action No. 1.:   The adoption and approval of the Reincorporation Agreement pursuant to which we consummated the Reincorporation into the State of Delaware;

Action No. 2.:   The adoption of the IT&E Delaware Certificate of Incorporation which increased the authorized number of shares of our common stock from 250,000,000 to 650,000,000 and authorized 10,000,000 shares of preferred stock with rights, preferences and privileges as determined by the Company’s Board from time to time;

Action No. 3.:   The approval of a reverse stock split to be effected at any time prior to November 9, 2006 in a ratio not to exceed twenty five (25) shares to one (1) share, the timing and the ratio of such reverse stock split to be determined by our Board of Directors in its discretion;

Action No. 4.:   The ratification of the creation of a Series D Preferred Stock and the approval of the Certificate of Designations;

Action No. 5.:   The approval of an amendment to our 2005 Equity Incentive Plan increasing the number of shares of common stock available for issuance under the Plan from 7,500,000 to 25,000,000; and

Action No. 6.:   The appointment of Robert D. Tucker to fill one (1) of the existing vacancies on our Board of Directors and the ratification of the appointment of Michael Falk and Cecilio Rodriguez who were appointed by the sitting members of the Board of Directors to fill two (2) existing vacancies on our Board of Directors. Peter Sollenne and Kelly Alberts continued on as directors.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is quoted on the OTCBB under the symbol “ITER.OB.”

The following table sets forth the high and the low bid price per share quoted on the OTCBB for the periods indicated:

	High	Low
Fiscal 2005
Quarter ended December 31, 2005	$0.35	$0.14
Quarter ended September 30, 2005	$0.28	$0.15
Quarter ended June 30, 2005	$0.49	$0.20
Quarter ended, March 31, 2005	$0.51	$0.33
Fiscal 2004
Quarter ended December 31, 2004	$1.00	$0.16
Quarter ended September 30, 2004	$1.94	$0.62
Quarter ended June 30, 2004	$2.05	$1.25
Quarter ended March 31, 2004	$0.00	$0.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 28, 2006, the last reported sales price for our common stock was $0.16.

As of December 31, 2005 there were 29 stockholders of record of our common stock and 3 holders of our Series D Preferred Stock. In addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board. In addition, our Series D Preferred Stock prevents us from declaring or paying any dividends on our common stock without the prior consent of the holders thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 related to our equity compensation plans in effect as of that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	17,378,626	$0.18	7,621,374
Equity Compensation Plans not approved by security holder	—	—	—
Total	17,378,628	$0.18	7,621,374

During January 2006, an additional 1,121,500 options were granted at an exercise price of $0.16 per share. Subsequent to that grant, 6,499,874 shares remained available for future issuance or grant under the 2005 Equity Incentive Plan.

Recent Sales of Unregistered Securities

During the last three years, we have issued the following unregistered securities. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering.

On April 14, 2004, the Company issued 11,000,000 shares of common stock and 2,000,000 shares of Series A Preferred Stock to the holders of IT&E International in connection with the acquisition of IT&E International.

During the first quarter of 2005, we issued 83,330 shares of our common stock to SBI USA as payment for investment banking consulting services valued at $62,500.

During the quarter ended June 2005, we issued 500,000 shares of our common stock to our former Vice President of Sales for services rendered and 1,760,868 shares of our common stock upon the cashless exercise of warrants granted to certain individuals who performed services for us in connection with our April 2004 reverse merger.

On September 26, 2005, we issued 820,000 shares of our Series A Preferred Stock to our directors in satisfaction of an obligation to issue such shares set forth in the agreement between Clinical Trials and IT&E International.

On October 31, 2005, we issued 125,510 shares of our common stock to a service provider in lieu of a cash fee.

On November 4, 2005, we issued to our officers Peter Sollenne, Kelly Alberts and Anthony Allocca 987,000, 15,298,500 and 11,914,500 shares of our common stock, respectively, upon the conversion of our Series A Preferred Stock.

On November 8, 2005, the Company issued 362,500 shares of our common stock to Len Ruggiero pursuant to an acquisition finding and funding arrangement with LaMarch Capital, LLC, as compensation for finding and the eventual closing of the acquisition of the Millennix assets.

On November 9, 2005, in connection with the Private Placement, we issued and sold the Senior Notes in the aggregate principal amount of $7,000,000 to certain purchasers. On December 22, 2005, in connection with the Private Placement, we issued and sold an additional Senior Note in the aggregate principal amount of $4,500,000 to ComVest. On March 2, 2006, the Senior Notes automatically converted into 11,500 shares of our Series D Preferred Stock. Each share of Series D Preferred Stock is initially convertible at the option of the holder into 14,285.71 shares of Company’s common stock. In addition, in connection with the Private Placement, Company issued warrants to the Purchasers to purchase up to an additional 82,142,832 shares of Company’s common stock at an exercise price of $0.10 per share.

On November 9, 2005, in connection with the purchase of the Millennix assets, we issued 10,416,667 shares of common stock to Millennix as partial consideration for the purchased assets.

The offers and sales of these securities were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by the Company not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 6.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. All applicable disclosures in the following discussion have been modified to reflect the Restatement, described below. We have not amended and do not intend to amend our previously filed Amendment No. 2 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the year ended December 31, 2004 or any Quarterly Reports on Form 10-QSB for the periods affected by the Restatement that ended prior to December 31, 2004. For this reason, the consolidated financial statements, auditors’ report and related financial information for the affected periods contained in such reports should no longer be relied upon.

We do plan to amend our Quarterly Reports on Form 10-QSB for each of the three quarters in the year ended December 31, 2005 and to include in such amendments restated financial statements for the corresponding period in 2004 to the extent applicable.

This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors.”

Restatement of Financial Statements

We have restated our consolidated financial statements for the year ended December 31, 2004. The determination to restate these financial statements was made after errors were discovered related to the deferral of income taxes associated with a change required in the method of recognizing income and expenses for our tax returns at the time of the merger between IT&E International and Clinical Trials in April 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis. As a result, we have determined that a deferred tax liability of approximately $581,000 should have been recognized  in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense . This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to approximately $440,000 resulting in  the recognition of approximately $141,000 of a deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of approximately

$440,000 should have been included on the respective period end balance sheets. This correction will also impact our statements of stockholders’ equity for the applicable periods. This adjustment has no impact on actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

The effect on our previously issued 2004 financial statements are summarized as follows:

Balance Sheet as of December 31, 2004

	Previously Reported	Increase (Decrease)	Restated
Deferred tax liability	$—	$440,641	$440,641
Current Liabilities	1,639,595	440,641	2,080,236
Total Liabilities	3,488,945	440,641	3,929,584
Total Liabilities and Stockholders’ Deficit	4,412,156	—	4,412,156

Statement of Operations for the Year Ended December 31, 2004

	Previously Reported	Increase (Decrease)	Restated
Provision for Income Taxes	$—	$440,641	$440,641
Net Loss	(467,465)	(440,641)	(908,106)
Net Loss Per Share—Basic and Diluted	(0.02)	(0.03)	(0.05)

Statement of Stockholders’ Equity as of December 31, 2004

	Previously Reported	Increase (Decrease)	Restated
Retained Earnings (Deficit)	$38,673	$(440,641)	$(401,968)
Total Stockholders’ Equity	923,213	(440,641)	482,572

Company Overview

We are a life sciences service organization focused on providing our clients with project-based consulting services in the areas of FDA regulatory compliance, data management, biometrics and clinical validation throughout the clinical trial lifecycle. Our services range from recruitment of patients for clinical trials and providing skilled personnel to assist with managing clinical trials, to providing enterprise software solutions and training to manage data to ensure FDA compliance. We also provide validation services for new pharmaceutical manufacturing facilities. We serve a variety of clients, including those in the private industry, public institutions, research facilities and the government. We are managed in one reportable segment.

We are in the process of seeking other businesses to acquire so that we can expand our operations. For example, as noted below, in November 2005, we acquired substantially all of the assets of Millennix, a CRO based in the State of New York. We believe the CRO industry offers many opportunities to integrate our regulatory compliance and validation expertise into clients that use outsourced services performed by CRO’s. We view the opportunity to build our business through the acquisition of established CRO’s will allow us to more efficiently  provide a multitude of services than would be possible if we were to build such services internally. We will continue to move ahead on the execution of our strategic plan to enable us to obtain and maintain a strong position within the CRO industry.

These acquisitions could result in us needing to incur additional debt or sell or issue additional equity to fund the transactions. Analysis of new business opportunities and evaluation of new business strategies will be undertaken by or under the supervision of our Board. In analyzing prospective acquisition opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. We will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

We will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which we will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for us to complete our analysis of such businesses, the time required to raise the funds required for the transaction, if necessary, the time required to prepare appropriate documentation and other circumstances.

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major clients, and we believe this dependence will continue. Our client list includes many of the top-tier pharmaceutical and biotechnology companies. For the year ended December 31, 2005, our contracts with Boston Scientific, Pfizer and Schering-Plough resulted in approximately 23%, 14% and 13% of our service revenues, respectively. The loss of business from any of our major clients could have a material adverse effect on us.

Though the overall outlook for our continued financial growth remains positive, our results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse affects on the financial statements. Fluctuations in the ability to maintain large client contracts or to enter into new contracts could hinder our long-term growth. In addition, our aggregate backlog, consisting of signed contracts and letters of intent, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that we will be able to realize the service revenues included in our backlog.

Recent Events

On November 9, 2005 and December 22, 2005, we entered into a series of transactions related to a private placement of our Senior Notes, the acquisition of assets from Millennix and the amendment of agreements with Laurus Master Fund, Ltd. (“Laurus”), including the payoff of the outstanding balance of the Laurus Note. Summaries of these transactions are as follows:

The Private Placement

On November 9, 2005, in connection with the Private Placement of our Senior Notes to certain investors, we entered into a Securities Purchase Agreement that obligated the Company to issue Senior Notes in the aggregate principal amount of up to $11,500,000 and warrants to purchase an additional 82,142,832 shares of common stock of the registrant.

At the initial closing, we issued Senior Notes in the aggregate principal amount of $7,000,000 and warrants to purchase an additional 49,999,985 shares of our common stock at an exercise price of $0.10 per share. Of this amount, a Senior Note in the principal amount of $5,800,000 was issued to ComVest.

On December 22, 2005, in connection with the second closing of the Private Placement, we issued a Senior Note in the aggregate principal amount of $4,500,000 to ComVest along with a warrant to purchase up to an additional 32,142,847 shares of our common stock at an exercise price of $0.10 per share.

The Private Placement transactions were recorded as equity since the number of shares to be issued was fixed and determinable, the conversion of the Senior Notes was an event certain to occur since our Board of Directors and shareholders had previously approved the creation and issuance of the Series D Preferred Stock for this purpose and the conversion of the Senior Note into equity was subject only to the expiration of the waiting period associated with the definitive Schedule 14C Information Statement describing the actions taken in connection with the Private Placement as prescribed by Rule 14c-2 of the Exchange Act. On March 2, 2006, upon expiration of the waiting period, we issued 11,500 shares of our Series D Convertible Preferred Stock upon the automatic conversion of outstanding promissory notes in the principal amount of $11,500,000. Each share of Series D Preferred Stock is convertible at the option of the holder into 14,285.71 shares of our common stock.

In addition, in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” since the Senior Notes were convertible into equity at beneficial conversion rates, an embedded beneficial conversion feature has been computed at approximately $8.1 million and is being treated as a dividend to the preferred shareholders. This resulted in a reduction of the earnings (loss) available to common shareholders for earnings per share purposes.

Pursuant to the Securities Purchase Agreement, we also have given ComVest the right to purchase additional shares of Series D Preferred Stock at a purchase price of up to $5,000,000 and warrants to purchase up to an additional 35,714,275 shares of common stock for a period of six (6) months after November 9, 2005.

Based on review of the transaction, and a report prepared by, an independent valuation specialist, it was determined that $8,105,938, $3,108,943 and $285,118 in value should be allocated to Series D Preferred Stock, Warrants and the ComVest Option, respectively.

We have entered into a Financial Advisory Agreement with ComVest Advisors, LLC, an affiliate of ComVest, to assist us with matters related to our operations and our future strategies. During 2005, ComVest was paid $38,867 for these services. Monthly fees of $22,000 are payable pursuant to the agreement, and may be reduced to $10,000 per month upon 30 days’ notice by the Company. A minimum of $10,000 per month is payable for as long as ComVest owns at least 33% of the equity shares purchased in the Private Placement.

The Millennix Acquisition

On November 9, 2005, we also entered into an Asset Purchase Agreement pursuant to which we purchased substantially all of the assets of Millennix. Millennix is a CRO located in the State of New York. The purchase price paid for such assets was $1,100,000 in cash, 10,416,667 shares of the registrant’s common stock and a possible additional $1,400,000 in cash, contingent on the achievement of certain earnout milestones. Further, in connection with the acquisition of the Millennix assets, the registrant also assumed certain liabilities of Millennix, including, without limitation, the amounts outstanding under certain promissory notes in the aggregate principal amount of approximately $850,000. Additionally, we also issued fully vested stock options to certain Millennix employees. A portion of the proceeds from the Private Placement was used to fund the cash portion of the consideration paid for the Millennix assets. An outside valuation specialist evaluated the transaction pursuant to which we recognized approximately $1.0 million of intangible assets and approximately $3.2 million of goodwill.

Pursuant to the Asset Purchase Agreement, Dr. Gene Resnick, the sole shareholder of Millennix, is obligated to indemnify the Company for breaches of the representations and warranties of Millennix contained in the Asset Purchase Agreement for a period of twenty-four (24) months after the closing of the acquisition of Millennix up to a maximum aggregate amount of $275,000. The Company entered into an Indemnity Escrow Agreement with Dr. Resnick and Union Bank of California, pursuant to which we deposited $110,000 of the cash portion of the purchase price for the Millennix assets with Union Bank of

California as partial security for the indemnification obligations of Millennix and Dr. Resnick. Any funds remaining in the escrow account twelve (12) months after the closing of the acquisition of the Millennix assets will be released to Millennix (subject to the existence of any outstanding and unresolved claims).

The Laurus Repayment and Amendment

The Company had previously entered into the following agreements with Laurus: (i) the Laurus Note; (ii) a Common Stock Purchase Warrant, dated October 18, 2004 (the “Laurus Warrant”); (iii) a Registration Rights Agreement, dated October 18, 2004 (“Registration Rights Agreement”); and (iv) the Securities Purchase Agreement, dated October 18, 2004, as amended (the “Securities Purchase Agreement” and together with the Laurus Note, the Laurus Warrant and the Registration Rights Agreement and the additional agreements referenced therein, the “Loan Documents”).

On November 9, 2005, we entered into an amendment to the Loan Documents (the “Amendment”). Pursuant to the Amendment, we pre-paid the entire amount outstanding under the Laurus Note, including all outstanding principal and accrued interest, together with a pre-payment penalty of $650,000. In addition, we amended the Laurus Warrant to reduce the exercise price of such Laurus Warrant to $0.22 per share. This repricing of the warrants resulted in an additional loan pre-payment cost of approximately $38,000.

The Reincorporation and Conversion of the Senior Notes into Series D Preferred Stock

On March 2, 2006, we effected our reincorporation from the State of Nevada into the State of Delaware (the “Reincorporation”). The Reincorporation was accomplished as follows: (i) we formed a new Delaware corporation, which was a wholly-owned subsidiary of ours (“IT&E Delaware”), (ii) we merged with and into IT&E Delaware pursuant to a Reincorporation agreement, and (iii) following the merger, IT&E Delaware was the surviving and successor entity and IT&E Delaware’s certificate of incorporation and bylaws became our governing documents. Pursuant to IT&E Delaware’s certificate of incorporation, we now have 650,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock, with rights, preferences and privileges as may be determined by our Board from time to time. Pursuant to the Reincorporation agreement, each outstanding share of our common stock was automatically converted into one (1) share of common stock of IT&E Delaware. Effective upon the Reincorporation, our name changed from “IT&E International Group” to “IT&E International Group, Inc.”

In addition, in connection with the Reincorporation, we filed the Certificate of Designations thereby duly authorizing and creating our Series D Preferred Stock, at which time the Senior Notes automatically converted into 11,500 shares of such Series D Preferred Stock.

Results of Operations

Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, we generated service revenues of $17.8 million, as compared to $13.4 million for the year ended December 31, 2004, an increase of 33%. Included in the 2005 revenue amount was $520,000 earned from our recently acquired CRO business. During the fourth quarter of 2004, we entered into a number of significant contracts that led to our revenue growth in 2005. In the fourth quarter of 2005, however, several of our larger clients did not renew our services for additional work resulting in our lowest quarterly revenue for 2005. Through March 2006, we have yet to replace the services that were not renewed, which will result in a continued reduction in our revenues. Though we anticipate our contract service work returning to levels achieved in 2005, there is no assurance when we will be able to obtain such new contracts, if ever.

We also incur out-of-pocket costs in excess of contract amounts. These out-of-pocket costs are generally reimbursable by our clients. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the statements of operations. The timing of these costs and revenues vary throughout the year depending on the projects being serviced. Reimbursement revenue and out-of-pocket expenses were $639,000 for the year ended December 31, 2005 and $406,000 for the year ended December 31, 2004.

Cost of revenues are primarily personnel-related and consists of compensation, related payroll taxes and fringe benefits for our project-related staff, as well as for externally contracted personnel. The cost of revenues, including out-of-pocket costs for the year ended December 31, 2005 was $13.1 million for the year ended December 31 2005 as compared to $9.9 million for the year ended December 31, 2004. Gross profit margins were 29% and 28% for the years ended December 31, 2005 and 2004. Fluctuations in client requests for services impact our profit margins. Though the majority of our contractors are either hourly or outside contractors that are used for certain short-term projects, we have a group of contractors that we have chosen to make full-time employees due to their technical expertise and their ability to manage projects. When these contractors are not fully utilized by our clients due to client fluctuations, which is standard in the industry, their costs directly impact our profit margins since costs are being incurred without corresponding revenue.

Late in the fourth quarter of 2005, we began to encounter larger than normal client fluctuations and our service renewals declined and have continued to decline into the first quarter of 2006. This trend has caused management to re-evaluate how we are staffing the current work, as well to determine how to utilize our full-time contractors that cannot be deployed at a client.

General and administrative expenses consist of compensation, related payroll taxes and fringe benefits for our administrative staff, outside professional costs, facility costs and other costs. For the year ended December 31, 2005, general and administrative expenses were $3.8 million compared to $2.8 million for the same period in 2004. The increase in general and administrative expenses was due primarily to the increased costs associated with being a public company, including legal and accounting fees, public relations costs and additional insurance costs; costs associated with the search for acquisition targets and funding sources, costs associated with outsourcing information technology, human resource and financial advisory services. General and administrative costs also include a relocation expense of $220,000 for senior management and the addition of $158,000 of costs associated with the Millennix division operations. Due to the increase in the number of contracts being serviced by our Millennix division, in March 2006 we entered into a new lease that will provide for the additional space required to accommodate the increase in personnel at our Millennix division. The monthly rent for space occupied by our Millennix division will more than double due to the substantially increased square footage being leased; however, due to lease concessions, the net difference in cash outflow for 2006 as compared to the current lease will not be material. Payments under this lease will be substantially more in future years.

Sales and marketing expenses consist of compensation, related payroll taxes and fringe benefits for sales and marketing personnel, along with their out-of-pocket costs, as well other costs such as advertising and trade shows.  Sales and marketing expenses for the year ended December 31, 2005 were $1.3 million as compared to $982,000 for the same period in 2004. The increase was due primarily to the issuance of 500,000 shares of common stock to our former Vice President of Sales for services rendered to the company. These shares were valued at $200,000 on the date of issuance. In addition, we began using our technical contractors that were not servicing our clients to assist our sales team with certain aspects of our business development processes, including the development of proposals for new business.

Depreciation expense increased to $141,000 for the year ended December 31, 2005 as compared to $22,000 for the year ended December 31, 2004. This increase was primarily due to the commencement of depreciation of our developed internal-use software during the first quarter of 2005. In addition, in

November 2005 we began amortizing intangible assets to the acquisition of assets from Millennix. During 2005, we recorded $40,000 of amortization expense and there were no amortization costs in 2004.

Officer compensation increased to $1.2 million for the year ended December 31, 2005 as compared to $458,000 in 2004. During 2004, due to limited liquidity, certain executive officers were paid lower levels of compensation. In 2005, our liquidity improved as a result of the receipt of proceeds from the Laurus Note and the increase in our revenues. Accordingly, our Board of Directors determined that our officers’ compensation should be increased and awarded bonus payments to certain executive officers aggregating $316,000 for the growth of the Company achieved due to their efforts. In addition, our Board of Directors approved the reimbursement of education costs for our President, Kelly Alberts, in the amount of $85,000. In 2005, we also added an individual to perform the duties of Chief Financial Officer which had previously been performed by the Chief Executive Officer.

Other Income (Expense)

We earned $78,000 of interest income in 2005 from the proceeds of the Laurus Note and the Private Placement. We did not earn any interest income during the year ended December 31, 2004.

Interest expense increased to $425,000 for the year ended December 31, 2005 compared to $102,000 for the same period in 2004. This increase in mainly due to interest expenses incurred related to the $5,000,000 Laurus Note. Due to the repayment of the Laurus Note in November 2005, we expect interest expense to decrease in 2006, as the only material debts outstanding are the loans to employees that were assumed as a part of the Millennix asset acquisition.

Loan fee amortization increased to $241,000 for the year ended December 31, 2005 compared to $60,000 in 2004. Loan fees were originally incurred in the fourth quarter of 2004 related to the $5,000,000 Laurus Note. The increase in loan fee amortization is due to ten months of amortization being recorded in 2005 as compared to two months of amortization in 2004. The remaining balance of the loan fee in the amount of $641,000 was written off when the Laurus Note was paid off in November of 2005.

During the first quarter of 2005, we incurred fees of $214,000 to Laurus as a result of not meeting certain registration deadlines related to the registration statement covering the shares of our common stock underlying the Laurus Note and Laurus Warrant. Upon paying off the loan in November 2005, we were assessed a prepayment fee of $650,000. We did not pay any such fees in 2004.

As a part of the prepayment of the Laurus Note, we repriced 1,924,000 warrants that previously carried an average exercise price of $1.03 per share to an exercise price of $0.22 per share. This repricing of the Laurus Warrant, calculated with the assistance of an outside valuation expert, resulted in an expense of $38,000.

During the first quarter of 2005, we issued 83,330 shares of our common stock to SBI USA as payment for investment banking consulting services valued at $62,500.

Liquidity and Capital Resources

Our financial condition changed substantially during the year ended December 31, 2005 as a result of the Private Placement, the acquisition of the Millennix assets, and the repayment of the Laurus Note, as noted above. With the exception of the notes payable to certain former employees of Millennix, the accrual for certain relocation costs of certain officers and directors and the deferral of revenue due to the upfront payments we received from our clients, we have significantly reduced our debt. In addition, due to the Private Placement, we have increased cash as we prepare to execute our acquisition strategy.

At December 31, 2005, we had cash and cash equivalents of $6.4 million, an increase of $6.0 million from the $403,000 balance at December 31, 2004. In addition, at December 31, 2005, we had positive working capital of $7.0 million as compared to $1.6 million in working capital at December 31, 2004. The increase is primarily due to the proceeds received from the Private Placement, less the net current assets and current liabilities acquired from the acquisition of the Millennix assets.

During 2005, we received $2.5 million in proceeds under the Laurus Note upon release of such funds to us from a restricted account controlled by Laurus. In November 2005, we received proceeds of approximately $7.0 million in connection with the Private Placement noted above. We used $4.9 million of such proceeds to repay all outstanding principal, interest and pre-payment penalties under the Laurus Note. Also in November 2005, we used $1.1 million from the Private Placement to pay a portion of the purchase price for the acquisition of the Millennix assets, also noted above. In December 2005, we received an additional $4.5 million in proceeds from a second closing of the Private Placement.

We intend to use our cash in 2006 for our general working capital needs, improvements to our infrastructure and computer systems as we prepare for our growth, and to continue our acquisition strategy. Because the level of service revenue in the first quarter of 2006 is expected to be less than our service revenue earned in 2005, we expect to have to use additional cash for general working capital needs, payment of on-going transaction costs associated with the Private Placement as well as an initial deposit related to the new Millennix division lease of $137,000. Although we anticipate our services revenue increasing in future periods, there can be no assurance that such increases will occur or that such additional revenues will be sustained or sufficient to fund our operations. Management is actively monitoring costs so as to minimize the impact on cash and to allow us to retain a majority of our cash to fund acquisitions and to invest in capital projects that will allow us to manage the growth that is expected to result from our acquisition strategy.

We have identified a number of capital projects that are planned to be completed during 2006. We are currently evaluating and plan to implement an integrated time and project tracking accounting system. This system will provide management with much improved tools to follow the progress of projects, assist with the utilization of staff, and improve our capability to track costs in order to more accurately submit our client proposals and improve profit margins. The cost of purchasing and implementing this system is being determined, and we are in the process of developing our implementation team and selecting the software package to be implemented. We anticipate that the total cost will be no greater than $250,000.

Following the relocation of the Millennix division operations, we intend to upgrade the Millennix division computer system and to purchase various other furniture and fixtures related to the new facility, at a total cost not to exceed $200,000. We intend to finance as much of these purchases as possible, depending on the terms and conditions offered.

As we search for additional acquisition opportunities to enhance the services we provide, we will be utilizing both our cash and our stock as a currency in order to structure the acquisitions. There is no way of knowing at this time how any such transaction will evolve. Depending on the opportunity, we may seek to obtain other debt or equity financing in order to grow and increase the value of our business.

Significant Accounting Policies

Revenue Recognition, Accounts Receivable, and Unbilled Receivables

Revenues are derived primarily from FDA validation and compliance outsourcing services, consulting, and systems integration, though with our acquisition of the assets of Millennix Inc. in November, we also began earning revenues from providing clinical research services. Revenues are primarily recognized on a time-and-materials or percentage-of-completion basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgment regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to several years.

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from fixed fee arrangements are generally recognized on a rate per hour or percentage-of-completion basis. Revenues recognized on fixed price consulting contracts are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

Our contracts are primarily performed on a time and materials basis, while the Millennix contracts are primarily fixed fee contracts.

We comply with EITF 00 21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During 2004 and 2005 our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

The contracts acquired from Millennix typically required upfront payments of 10-15% of the projected amount of the contract, resulting in the recognition of deferred revenue that gets allocated to revenue over the period of the contract. At December 31, 2005 the deferred revenue balance was approximately $1,066,000. We had no deferred revenue balance at December 31, 2004.

We maintain an allowance for doubtful accounts for estimated losses resulting from an inability of clients to make required payments. This allowance is based on current accounts receivable, historical collection experience, current economic trends, and changes in the client payment terms. Management reviews the outstanding receivables on a monthly basis to determine collectibility and to determine if proper reserves are established for uncollectible accounts. Receivables that are deemed to not be collectible are written off against the allowance for doubtful accounts.

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. As of December 31, 2005 and 2004, the Company had unbilled revenues included in current assets of approximately $184,000 and $133,000, respectively.

Credit Risks

Financial instruments that subject us to concentrations of credit risks consist primarily of cash and cash equivalents and billed and unbilled accounts receivable. Our clients are primarily involved in the healthcare and pharmaceutical industries. The healthcare and life sciences industries may be affected by economic factors, which may impact accounts receivable. At December 31, 2005, approximately 44% of the outstanding trade receivables are due from three clients who also accounted for approximately 50% of total sales. At December 31, 2004, approximately 75% of the outstanding trade receivables were due from nine clients who also accounted for 65% of total sales. However, because a significant majority of our accounts receivable exposure is to large, well established firms, management believes that concentrations of credit risk with respect to our billed and unbilled accounts receivable are mitigated, to some degree, due to the size and nature of our clients.

Goodwill

The Company accounts for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually, and any such impairment will be recorded as a change to operations. At December 31, 2005 the Company had no impairment in the carrying value of its goodwill.

Stock-Based Compensation

On April 29, 2005, we adopted the “2005 Equity Incentive Plan” (the “Plan”) to provide a means by which we can retain and maximize the services of employees, directors and consultants. An aggregate of 7,500,000 shares of our common stock may be issued pursuant to awards from the Plan. The Plan was approved by our stockholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance to 25,000,000.

The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Because we establish the exercise price based on the fair value of our common stock at the fair market value of our common stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if we had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2005: weighted-average risk-free interest rates of 4.40%, dividend yields of 0%, expected volatility of 85%, and a weighted-average expected life of 3.74 years for the year ended December 31, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options.

As required by Financial Accounting Standards Board (FAS) No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

	Years ended December 31,
	2005	2004
		(restated)
Net income (loss) applicable to common stockholders as reported:	$(10,974,622)	$(908,106)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(424,413)	—
Pro forma net loss applicable to common stockholders	$(11,399,035)	$(908,106)
Net loss per share:
As reported—Basic and Diluted	$(0.41)	$(0.05)
Pro forma—Basic and Diluted	$(0.43)	$(0.05)

The pro forma effect on net loss for all periods presented may not be representative of the pro forma effect on reported net income or loss in future years due to the uncertainty of stock option grant volume and potential change in assumptions driven by market factors.

Income Taxes

Deferred income taxes are provided under the liability method. The liability method requires that deferred tax assets and liabilities be determined based on the difference between the financial reporting and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes will actually be paid or refunds received. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax law or rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Net Loss Per Share

Net loss per basic share is computed using the weighted average number of common shares outstanding. Net loss per diluted share is computed using the weighted average common shares and potential common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Series D Convertible Preferred Stock, and Warrants to purchase 82,142,832 shares of common stock, were “in-the-money” at December 31, 2005, but were not included in the computation of earnings per diluted shares because the effect would be antidilutive. There were no vested “in-the-money” stock options at December 31, 2005, and there were no stock options issued and outstanding as of December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at their fair values. We must determine the appropriate fair value model to be used for valuing share-based payments, the attribution method for compensation cost, and the transition method to be used at the date of adoption.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R to the first reporting period of 2006. Statement 123R permits public companies to adopt its requirements using one of two methods:

1.     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.     A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the two different methods for the adoption of SFAS 123R and have not determined which of the two methods we will adopt.

We believe that the adoption of SFAS 123R’s fair value method will have a material impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be as it will depend on the levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 changes the requirements for accounting and reporting a change in accounting principle. Upon the adoption of SFAS 154 beginning January 1, 2006, we will apply the standard’s guidance to changes in accounting methods as required. We do not expect the adoption of SFAS 154 will have a material impact on our consolidated results of operations and financial condition.

ITEM 7.                FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of IT&E International Group, Inc.

We have audited the accompanying consolidated balance sheet of IT&E International Group, Inc. (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IT&E International Group, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio
March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of IT&E International Group, Inc.

We have audited the accompanying restated balance sheet of IT&E International Group as of December 31, 2004, and the related restated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, the Company’s 2004 deferred tax liability, retained earnings (deficit), and net loss previously reported as $-0-, $38,673 and ($467,465), respectively, should have been $440,641, ($401,968) and ($908,106), respectively.  This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ Beckstead and Watts, LLP

Henderson, Nevada
March 22, 2005 except for Note 2, as to which the date is March 29, 2006

IT&E INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets

	December 31,
	2005	2004
		(restated)
Assets
Current Assets:
Cash and cash equivalents	$6,414,770	$402,779
Accounts receivable (net of allowance for doubtful accounts of $75,000 for 2005 and 2004)	2,989,646	2,644,501
Unbilled revenue	183,938	133,398
Prepaid and other current assets	181,823	77,175
Total Current Assets	9,770,177	3,257,853
Property and Equipment, net	275,263	313,435
Loan Fees, net	—	807,144
Deposits	11,679	33,724
Finite Life Intangibles (net of accumulated amortization of $39,625)	991,375	—
Goodwill	3,196,813	—
	$14,245,307	$4,412,156
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$585,590	$380,265
Accrued payroll and employee benefits	351,238	322,300
Current portion of capital lease obligations	3,250	3,089
Current portion of convertible note payable	—	666,667
Current portion of notes payable to employees	101,437	—
Deferred revenue	1,066,004	—
Deferred rent	22,670	30,293
Deferred tax liability	—	440,641
Accrued relocation costs to officers	220,000	—
Other accrued liabilities	433,745	236,981
Total Current Liabilities	2,783,934	2,080,236
Long-term capital lease obligations, less current portion	12,765	16,015
Long-term convertible note payable, less current portion	—	1,833,333
Long-term notes payable to employees, less current portion	654,384	—
	3,451,083	3,929,584
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series A Preferred stock, $.001 par value, 2,820,000 shares authorized, 0 and 2,000,000 shares issued and outstanding	—	2,000
Series D Convertible Preferred stock, $.001 par value, 16,500 shares authorized, 11,500 and 0 shares issued and outstanding with a stated value of $11,500,000	8,105,938	—
Common stock, $.001 par value, 650,000,000 shares authorized, 60,448,875 and 19,000,000 shares issued and outstanding, respectively	60,449	19,000
Convertible Warrants	3,108,944	—
Call Option	285,118	—
Additional paid-in capital	2,504,427	863,540
Retained deficit	(3,270,652)	(401,968)
	10,794,224	482,572
	$14,245,307	$4,412,156

The accompanying notes are an integral part of these consolidated financial statements.

IT&E INTERNATIONAL GROUP, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2005	2004
		(restated)
Service Revenue	$17,798,591	$13,437,388
Reimbursement revenue	639,093	405,749
Total Revenue	18,437,684	13,843,137
Cost of Revenue	12,461,123	9,497,806
Reimbursable out-of-pocket expenses	639,093	405,749
Total cost of revenue	13,100,216	9,903,555
Gross profit	5,337,468	3,939,582
Operating Expenses:
General and administrative expenses	3,801,128	2,815,866
Sales and marketing expenses	1,330,399	982,077
Depreciation and amortization expense	141,114	21,588
Officer compensation	1,181,121	457,981
Total Operating Expenses	6,453,762	4,277,512
Net Operating Loss	(1,116,294)	(337,930)
Other Income (Expense):
Interest income	78,110	—
Interest expense	(424,945)	(102,131)
Loan fee amortization	(240,938)	(60,235)
Write-off of unamortized loan fee	(640,797)	—
Fees on long-term debt	(864,039)	—
Non-cash financing costs	(62,500)	—
Repricing of warrants	(37,922)	—
Other	—	32,831
Total Other Income (Expense)	(2,193,031)	(129,535)
Loss Before Benefit for Income Taxes	(3,309,325)	(467,465)
Benefit (Provision) for Income Taxes	440,641	(440,641)
Net Loss	(2,868,684)	(908,106)
Beneficial Conversion Feature	(8,105,938)	—
Net loss applicable to common stockholders	$(10,974,622)	$(908,106)
Weighted average number of common shares outstanding—basic and fully diluted	26,714,667	19,000,000
Net loss per share—basic and fully diluted	$(0.41)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

IT&E INTERNATIONAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity

					Additional			Retained	Total
	Common Stock		Preferred Stock		Paid-in	Convertible	Call	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Options	(Deficit)	Equity
Balance, December 31, 2003	19,000,000	$19,000	2,000,000	$2,000	$353,680	$—	$—	$506,138	$880,818
Issuance of Warrants					509,860				509,860
Net loss (restated)								(908,106)	(908,106)
Balance, December 31, 2004 (restated)	19,000,000	19,000	2,000,000	2,000	863,540	—	—	(401,986)	482,572
Issuance of common stock related to consulting services	1,071,340	1,071			358,056				359,127
Issuance of common stock related to exercise of warrants	1,760,868	1,761			39				1,800
Issuance of Series A Preferred Stock previously approved but not yet authorized			820,000	820	(820)				—
Conversion of Series A Preferred Stock into common stock	28,200,000	28,200	(2,820,000)	(2,820)	(25,380)				—
Repricing of warrants					37,922				37,922
Issuance of Series D Convertible Preferred Stock, net of transaction cost of $593,513			11,500	8,105,938	(593,513)				7,512,425
Issuance of convertible warrants to Series D Convertible Preferred stockholders						3,108,944			3,108,944
Issuance of call option to Series D Convertible Preferred stockholders							285,118		285,118
Issuance of common stock related to the purchase of Millennix assets	10,416,667	10,417			1,864,583				1,875,000
Beneficial Conversion Feature for Series D Convertible Preferred Stock					8,105,938				8,105,938
Deemed Dividends for Series D Convertible Preferred Stock					(8,105,938)				(8,105,938)
Net loss								(2,868,684)	(2,868,684)
Balance, December 31, 2005	60,448,875	$60,449	11,500	$8,105,938	$2,504,427	$3,108,944	$285,118	$(3,270,652)	$10,794,224

The accompanying notes are an integral part of these consolidated financial statements.

IT&E INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flow

	Years ended December 31,
	2005	2004
		(restated)
Cash flows from operating activities
Net loss	$(2,868,684)	$(908,106)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	101,489	21,588
Amortization of loan fees	240,938	60,235
Write-off of unamortized loan fees	640,797	—
Amortization of finite life intangibles	39,625	—
Amortization of deferred rent	(7,622)	30,293
Bad debt expense	73,022	37,656
Repricing of warrants	37,922	—
Common stock issued for financing costs	62,500	—
Common stock issued for compensation	200,000	—
Changes in assets and liabilities
Accounts receivable, net	668,908	(1,042,250)
Unbilled revenue	(50,540)	62,209
Prepaid and other current assets	(67,737)	(5,210)
Accounts payable	(268,851)	341,334
Accrued payroll and employee benefits	(114,024)	154,004
Deferred revenue	109,141	—
Deferred tax liability	(440,641)	440,641
Accrued relocation costs to related parties	220,000	—
Other accrued liabilities	184,141	(6,673)
Net cash used by operating activities	(1,239,616)	(814,279)
Cash Flow from investing activities
Purchase of property and equipment	(46,923)	(252,406)
Deposits	22,045	(10,342)
Loan Fees	(43,213)	(357,519)
Purchase of Millennix, net of cash acquired	(982,582)	—
Net cash used by investing activities	(1,050,673)	(620,267)
Cash Flow from financing activities
Payments on line of credit, net	—	(855,015)
Proceeds from capital lease obligation	—	20,039
Payments on capital lease obligations	(3,089)	(935)
Proceeds from convertible note payable	2,500,000	2,500,000
Payments on convertible note payable	(5,000,000)	—
Payments on loans to employees	(25,000)	—
Payment on bank debt	(77,917)	—
Proceeds from exercise of warrants	1,800	—
Proceeds from sale of convertible Series D preferred stock, net of transaction costs	10,906,486	—
Net cash provided by financing activities	8,302,280	1,664,089
Net increase in cash and cash equivalents	6,011,991	229,543
Cash and cash equivalents, beginning of year	402,779	173,236
Cash and cash equivalents, end of year	$6,414,770	$402,779
Supplemental disclosures:
Interest paid	$424,945	$82,109
Income taxes paid	$70,743	$—

The accompanying notes are an integral part of these consolidated financial statements.

IT&E INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 DESCRIPTION OF BUSINESS

NATURE OF BUSINESS

IT&E International Group, Inc. was organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International Corporation and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group. On March 2, 2006, with the written consent of holders of the majority of our shares of common stock, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc. IT&E International Group, Inc. and its consolidated subsidiaries are referred to throughout this report as “we,” “us,” “our,” and the “Company.”

We are a life sciences organization focused on providing our clients with services and solutions in the drug development process, clinical research and regulatory compliance. We serve a variety of clients, including those in private industry, public institutions, research facilities and the government. In November 2005, we acquired the assets of Millennix Inc. (“Millennix”), a contract research organization (“CRO”) that provides comprehensive clinical research services of Phase I through Phase IV clinical trials. Our Millennix division also assists its clients with strategic and regulatory planning, as well as protocol development, investigator qualification and recruitment, study implementation and management, and data management. By focusing on specialized practice areas in regulatory compliance, clinical research, and international development of global health and advanced technology research, we are able to offer solutions with one common goal in mind: to improve the human condition by delivering solutions to the life sciences community.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our consolidated financial statements for the year ended December 31, 2004. The determination to restate these financial statements was made after errors were discovered related to the deferral of income taxes associated with a change required in the method of recognizing income and expenses for our tax returns at the time of the merger between IT&E International and Clinical Trials in April 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis. As a result, we have determined that a deferred tax liability of approximately $581,000 should have been recognized  in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to approximately $440,000 resulting in  the recognition of approximately $141,000 of a deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of approximately $440,000 should have been included on the respective period end balance sheets. This correction will also impact our statements of stockholders’ equity for the applicable periods. This adjustment has no impact on actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

The effect on our previously issued 2004 financial statements are summarized as follows:

Balance Sheet as of December 31, 2004

	Previously Reported	Increase (Decrease)	Restated
Deferred tax liability	$—	$440,641	$440,641
Current Liabilities	1,639,595	440,641	2,080,236
Total Liabilities	3,488,945	440,641	3,929,584
Total Liabilities and Stockholders’ Deficit	4,412,156	—	4,412,156

Statement of Operations for the Year Ended December 31, 2004

	Previously Reported	Increase (Decrease)	Restated
Provision for Income Taxes	$—	$440,641	$440,641
Net Loss	(467,465)	(440,641)	(908,106)
Net Loss Per Share—Basic and Diluted	(0.02)	(0.03)	(0.05)

Statement of Stockholders’ Equity as of December 31, 2004

	Previously Reported	Increase (Decrease)	Restated
Retained Earnings (Deficit)	$38,673	$(440,641)	$(401,968)
Total Stockholders’ Equity	923,213	(440,641)	482,572

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of IT&E International Group, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Our cash accounts are with certain financial institutions. The balances in these accounts exceed the maximum U.S. federally insured amount. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant credit risk on our cash and cash equivalents.

REVENUE RECOGNITION, ACCOUNTS RECEIVABLE, AND UNBILLED RECEIVABLES

Revenues are derived primarily from FDA validation and compliance outsourcing services, consulting, and systems integration, though with our acquisition of the assets of Millennix Inc. in November, we also began earning revenues from providing clinical research services . Revenues are primarily recognized on a time-and-materials or percentage-of-completion basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgment regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to several years.

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from fixed fee arrangements are generally recognized on a rate per hour or percentage-of-completion basis. Revenues recognized on fixed price consulting contracts are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

Our contracts are primarily performed on a time and materials basis, while the Millennix contracts are primarily fixed fee contracts.

We comply with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During 2004 and 2005 our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

The contracts acquired from Millennix typically required upfront payments of 10-15% of the projected amount of the contract, resulting in the recognition of deferred revenue that gets allocated to revenue over the period of the contract. At December 31, 2005 the deferred revenue balance was $1,066,000. We had no deferred revenue balance at December 31, 2004.

We maintain an allowance for doubtful accounts for estimated losses resulting from an inability of clients to make required payments. This allowance is based on current accounts receivable, historical collection experience, current economic trends, and changes in the customer payment terms. Management reviews the outstanding receivables on a monthly basis to determine collectibility and to determine if proper reserves are established for uncollectible accounts. Receivables that are deemed to not be collectible are written off against the allowance for doubtful accounts.

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. As of December 31, 2005 and 2004, the Company had unbilled revenues included in current assets of $184,000 and $133,000, respectively.

REIMBURSABLE OUT-OF-POCKET EXPENSES

In addition to the standard costs incurred to provide services to our customers, we pay other incidental expenses, in excess of contract amounts, which are generally reimbursable under the terms of the contract. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

CREDIT RISKS

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

The healthcare and life sciences industries may be affected by economic factors, which may impact accounts receivable. At December 31, 2005, approximately 44% of the outstanding trade receivables are due from three customers who also accounted for approximately 50% of total sales. At December 31, 2004, approximately 75% of the outstanding trade receivables were due from nine customers who also accounted for 65% of total sales. Management does not believe that any single customer or geographic area represents significant credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of long-term notes payable approximates quoted market prices for the same or similar debt instruments.

PROPERTY AND EQUIPMENT

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

We account for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage, along with post-implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2005 and 2004, we capitalized product development costs of $10,704 and $194,444, respectively, and we began to amortize such costs in 2005 over the estimated useful life of three years.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations.

Expenditures for repairs and maintenance are charged to operations as incurred.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually, and any such impairment will be recorded as a change to operations. At December 31, 2005 the Company had no impairment in the carrying value of its goodwill.

STOCK-BASED COMPENSATION

On April 29, 2005, we adopted the “2005 Equity Incentive Plan” (the “Plan”) to provide a means by which we can retain and maximize the services of employees, directors and consultants. An aggregate of 7,500,000 shares of our common stock may be issued pursuant to awards from the Plan. The Plan was approved by our stockholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance to 25,000,000. We have not granted options outside of the Plan.

The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Because we establish the exercise price based on the fair value of our common stock at the fair market value of our common stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if we had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2005: weighted-average risk-free interest rates of 4.40%, dividend yields of 0%, expected volatility of 85%, and a weighted-average expected life of 3.74 years for the year ended December 31, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options.

As required by Financial Accounting Standards Board (FAS) No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

	Years ended December 31,
	2005	2004
		(restated)
Net income (loss) applicable to common stockholders as reported:	$(10,974,622)	$(908,106)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(424,413)	—
Pro forma net loss applicable to common stockholders	$(11,399,035)	$(908,106)
Net loss per share:
As reported—Basic and Diluted	$(0.41)	$(0.05)
Pro forma—Basic and Diluted	$(0.43)	$(0.05)

The pro forma effect on net loss for all periods presented may not be representative of the pro forma effect on reported net income or loss in future years due to the uncertainty of stock option grant volume and potential change in assumptions driven by market factors.

INCOME TAXES

Deferred income taxes are provided under the liability method. The liability method requires that deferred tax assets and liabilities be determined based on the difference between the financial reporting and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes will actually be paid or refunds received. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax law or rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

NET LOSS PER SHARE

Net loss per basic share is computed using the weighted average number of common shares outstanding. Net loss per diluted share is computed using the weighted average common shares and potential common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Series D Convertible Preferred Stock, and Warrants to purchase 82,142,832 shares of common stock, were “in-the-money” at December 31, 2005, but were not included in the computation of earnings per diluted shares because the effect would be antidilutive. There were no vested “in-the-money” stock options at December 31, 2005, and there were no stock options issued and outstanding as of December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at their fair values. We must determine the appropriate fair value model to be used for valuing share-based payments, the attribution method for compensation cost, and the transition method to be used at the date of adoption.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R to the first reporting period of 2006. Statement 123R permits public companies to adopt its requirements using one of two methods:

1.      A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.      A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the two different methods for the adoption of SFAS 123R and have not determined which of the two methods we will adopt.

We believe that the adoption of SFAS 123R’s fair value method will have a material impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be as it will depend on the levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 changes the requirements for accounting and reporting a change in accounting principle. Upon the adoption of SFAS 154 beginning January 1, 2006, we will apply the standard’s guidance to changes in accounting methods as required. We do not expect the adoption of SFAS 154 will have a material impact on our consolidated results of operations and financial condition.

RECLASSIFICATION

Certain amounts in the 2004 financial statements have been reclassified to conform to the presentation of the 2005 financial statements.

3.                 MERGER WITH CLINICAL TRIALS ASSISTANCE CORPORATION

On April 14, 2004, the Company, Clinical Trials Assistance Corporation, a Nevada corporation (“CTAL”), and Clinical Trials Assistance Acquisition Corporation, a Nevada corporation (“Merger Sub”), entered into an Acquisition Agreement and Plan of Merger (collectively the “Agreement”) pursuant to which CTAL, through its wholly-owned subsidiary, Merger Sub, acquired IT&E in exchange for 11,000,000 shares of CTAL common stock which were issued to the holders of IT&E stock (the “Merger”). Immediately after the Acquisition was consummated, and further to the Agreement, CTAL’s controlling stockholder cancelled 28,000,000 shares of CTAL’s Common Stock held by him (the “Cancellation”). The transaction contemplated by the Agreement was intended to be a “tax-free” reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

This transaction was accounted for as a reverse merger, since the stockholders of IT&E own a majority of the issued and outstanding shares of common stock of CTAL, and the directors and executive officers of IT&E became the directors and executive officers of the CTAL. No goodwill or other intangible was recorded as a part of this transaction and the cost of the transaction was expensed as incurred. In accordance with reverse merger accounting guidelines, all share issuances and per share calculations reflect the issuance of the merger shares on a retroactive basis “as if” the shares were issued from the date of inception of IT&E before the merger with CTAL.

During April 2005, 1,760,868 shares of common stock were acquired by several individuals pursuant to the exercise of warrants, at a total exercise price of $1,800, granted to such individuals for the performance of services on behalf of CTAL.

4.                 PRIVATE PLACEMENT

On November 9, 2005, we entered into a private placement of our senior secured convertible promissory notes (the “Senior Notes”) in the aggregate principal amount of $7,000,000 (the “Private Placement”).  This private placement was led by ComVest Investment Partners II LLC (“ComVest”), who acquired approximately 83% of the Senior Notes.

In addition, in connection with the Private Placement, we issued warrants to purchase an additional 49,999,985 shares of our common stock at an exercise price of $0.10 per share. These warrants have a four year term. On December 22, 2005, at a second closing of the Private Placement, we issued to ComVest additional Senior Notes in the aggregate principal amount of $4,500,000 and warrants to purchase an additional 32,142,847 shares of our common stock at an exercise price of $0.10 per share. These warrants also have a four year term. The Senior Notes automatically converted into 11,500 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”). Each share of Series D Preferred Stock shall be convertible at the option of the holder into 14,285.71 shares of our common stock.

In addition, in connection with the Private Placement, ComVest has been granted an option to purchase an additional $5,000,000 in principal amount of Senior Notes, or in value of Series D Preferred Stock, as the case may be, together with warrants to purchase an additional 35,714,275 shares of common stock at an exercise price of $0.10 per share, at any time prior to May 9, 2006 (the “ComVest Option”).

This transaction was recorded as equity since the number of shares to be issued was fixed and determinable, the conversion of the Senior Notes was an event certain to occur since our Board of Directors and shareholders had previously approved the creation of the Series D Preferred Stock for this purpose and the conversion of the Senior Note into equity was subject only to the expiration of the waiting period associated with the definitive Schedule 14C Information Statement related to the actions taken in connection with the Private Placement as prescribed by Rule 14c-2 of the Securities Exchange Act of 1934, as amended. On March 2, 2006, upon expiration of the waiting period, we issued 11,500 shares of our

Series D Convertible Preferred Stock upon the automatic conversion of outstanding promissory notes in the principal amount of $11,500,000.

In addition, in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, since the Senior Notes were convertible into equity at beneficial conversion rates, an embedded beneficial conversion feature has been computed at approximately $8.1 million and is being treated as a dividend to the preferred shareholders. This resulted in an increase to the loss available to common shareholders for earnings per share purposes.

Based on review of the transaction, and a report prepared by an independent valuation specialist, it was determined that $8,105,938, $3,108,943 and $285,118 in value should be allocated to Series D Preferred Stock, Warrants and the ComVest Option, respectively.

We have entered into a Financial Advisory Agreement with ComVest Advisors, LLC, an affiliate of ComVest, to assist us with matters related to our operations and our future strategies. During 2005, ComVest was paid $38,867 for these services. Monthly fees of $22,000 are payable pursuant to the agreement, and may be reduced to $10,000 per month upon 30 days’ notice by the Company. A minimum of $10,000 per month is payable for a s long as ComVest owns at least 33% of the equity shares purchased in the Private Placement.

5.                 ACQUISITION OF THE ASSETS OF MILLENNIX INC.

Also on November 9, 2005, we acquired substantially all of the assets of Millennix Inc. (“Millennix”). Millennix is a contract research organization located in the State of New York. We intend to operate Millennix in substantially the same manner as it operated prior to the acquisition, as the Millennix division of IT&E International Group. The purchase price paid for the Millennix assets was $1,100,000 in cash, 10,416,667 shares of our common stock priced at $0.18 per share for a value of $1,875,000, transaction costs of approximately $276,000, and the assumption of certain liabilities in the aggregate amount of approximately $2,400,000 including the amounts outstanding under certain promissory notes to employees in the aggregate principal amount of approximately $780,000 and an assumption and repayment of approximately $78,000 of principal and accrued but unpaid interest owed by Millennix to the Bank of New York. In addition, two payments of $700,000 each may become payable contingent on the achievement of certain earnout milestones. Additionally, in connection with the acquisition of the Millennix assets, we also issued fully vested options to purchase an aggregate of 3,472,223 shares of our common stock to certain Millennix employees. A portion of the proceeds from the Private Placement as described in Footnote 4 was used to fund the cash portion of the consideration paid for the Millennix assets.

The acquired assets and liabilities of Millennix were recorded at their fair market value. As the price paid to Millennix exceeded the net fair market values of their assets and liabilities, management, along with an independent valuation specialist, performed an analysis to determine the proper values to be assign to the intangible assets acquired. The analysis assigned values to the current contracts, the non-compete agreements, and the trade name. In total, the Finite-Life Intangible assets were assigned a valuation of $1,031,000. Each intangible asset was assigned a useful life ranging from one to ten years and each specific intangible asset will be amortized based on that life. The total amortization expense related to these intangible assets was $39,625 for the year ended December 31, 2005. In addition, a value of $3,196,813 was assigned to Goodwill. In accordance with SFAS No. 141, Business Combinations, no amortization will be recorded on the Goodwill. At December 31, 2005, we had no impairment in the carrying value of our Goodwill.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Assets Acquired	$1,468,292
Finite-Life Intangible Assets	1,031,000
Goodwill	3,196,814
Liabilities Assumed	(2,445,361)
Purchase Price	$3,250,745

Had we acquired Millennix as of January 1, 2005, our total revenues would have been $21.9 million, our net loss would have been $2.8 million and our loss per share would not have changed.

Millennix provides comprehensive clinical research services for Phase I through Phase IV clinical trials, with a focus in oncology and other complex medical conditions. Millennix also assists its clients with strategic and regulatory planning, as well as protocol development, investigator qualification and recruitment, study implementation and management, and data management. Millennix’s clients include large pharmaceutical companies and smaller pharmaceutical and biotechnology companies. With the acquisition of Millennix, we intend to expand our clinical research capabilities with additional information technology capability and broadened activity in related clinical therapeutic indications.

6.                 PROPERTY AND EQUIPMENT

Property and equipment, including assets acquired from Millennix on November 9, 2005, consisted of the following at December 31, 2005 and 2004:

	2005	2004
Computers and Software	$350,870	$117,223
Furniture and Fixtures	73,692	59,755
Internal-Use Software	221,148	210,444
Leasehold Improvements	17,898	17,898
	663,608	405,320
Less Accumulated Depreciation	(388,345)	(91,885)
Net Fixed Assets	$275,263	$313,435

Depreciation expense, including depreciation expense on the Millennix assets acquired, totaled $101,489 and $21,588 during the years ended December 31, 2005 and 2004, respectively.

7.                 CONVERTIBLE DEBT

On October 18, 2004, we issued a $5,000,000 secured convertible term note (“Note”) to Laurus Master Fund, Ltd. (“Laurus”). The Note was convertible into shares of our common stock at an initial conversion price of $0.75 per share. Pursuant to this agreement, we also issued to Laurus a warrant (“Warrant”) to purchase up to 1,924,000 shares of our common stock, of which 962,000 shares will have an exercise price of $0.94 and 962,000 shares will have an exercise price of $1.12. The warrants expire on October 18, 2011.

During October 2004, we were advanced $2,500,000 of the Note proceeds and the remaining $2,500,000 was placed into an interest bearing account under the sole dominion and control of Laurus as partial security for our obligations. The cash related to the restricted account was not recorded as an asset on our balance sheet, nor was the amount of the secured convertible note that corresponds to the amount in the restricted account recorded as a liability on our balance sheet since such funds were under the sole dominion and control of Laurus as partial security for our obligations under the Laurus Securities

Purchase Agreement and other related agreements. Such restricted cash did not fall within the definition of an “asset” under generally accepted accounting principles (“GAAP”) nor does the amount of the secured note that corresponds to the amount of cash in the restricted account fall within the definition of “liability” under GAAP.

During the first quarter of 2005, as a result of failing to cause the registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible to become effective prior to an effectiveness deadline, we incurred fees of approximately $214,000. These fees are included in Fees on Long-Term Debt in the Statement of Operations. During April 2005, Laurus issued an additional $500,000 from the restricted account to pay these fees, along with the accrued interest owed on the $500,000 which was not due until the funds were issued. During August 2005, Laurus released the remaining $2,000,000 from the restricted account, plus the interest that had been earned on these funds since October 2004. Of this amount, approximately $128,000 was used to pay interest that had been accruing under the note owed to Laurus. The remaining $1.9 million was intended to be used for potential merger and acquisition activity, as well as other general operating purposes. The minimum monthly principal repayment of $100,000 began on May 1, 2005 and continued through the August 1, 2005 payment. With the release of the remaining $2 million from the restricted account, the minimum monthly principal repayment increased to approximately $177,000.

On November 9, 2005, we used a portion of the proceeds from the Private Placement to repay in full all of our outstanding obligations and penalties under the Note. The total amount paid to Laurus in satisfaction of these obligations was $4,946,000, which included a prepayment fee of $650,000. These fees are included in Fees on Long-Term Debt in the Statement of Operations. In addition, in connection with the repayment of the Laurus Note, we amended the Laurus Warrant to reduce the exercise price of such warrant to $0.22 per share, which resulted in a repricing charge of approximately $38,000.

The fair value of the warrants issued in connection with the Note were estimated on the date of grant using the Black-Scholes option pricing model. Approximately $510,000 was added to financing costs in October 2004 as a result of the warrants. In addition to the costs related to the warrants, we also incurred approximately, $432,000 of loan origination costs for the debt. The total loan costs were to be amortized over the period of the loan. We amortized approximately $60,000 for the period ending December 31, 2004 and had amortized approximately $241,000 through the date of the Note payoff. The remaining $641,000 of loan fees was written off when the Note was repaid to Laurus.

8.                 NOTES PAYABLE TO EMPLOYEES

As noted in Footnote 5 above, we assumed notes payable to Millennix employees as a part of the Millennix acquisition. These notes, with interest payable monthly at the prime rate of interest (7.25% as of December 31, 2005), mature various times over the next three years.

Aggregate maturities of long-term debt as of December 31, 2005 are as follows:

2006	$101,437
2007	329,726
2008	324,658
$755,821

9.                 STOCKHOLDERS’ EQUITY

Preferred Stock

On September 26, 2005, our stockholders approved the amendment of our Articles of Incorporation to increase the number of authorized shares of our Series A Convertible Preferred Stock to 2,820,000. Subsequent to that approval, 820,000 shares of Series A Convertible Preferred Stock were issued to members of our management team. The issuance of these shares had been approved in 2004, but there were not enough shares authorized to issue the entire amount of shares approved at that time.

On November 4, 2005, all 2,820,000 shares of the issued and outstanding Series A Convertible Preferred Stock were converted into common stock as noted above. Upon conversion of these shares, we eliminated the issuance of any future Series A Convertible Preferred Stock.

On December 1, 2005, as a part of approving the reincorporation into the State of Delaware, our stockholders approved the issuance of up to 10,000,000 shares of preferred stock with rights, preferences and privileges to be designated by the Board of Directors from time to time.

On December 1, 2005, our stockholders further approved the creation of a Series D Convertible Preferred Stock (the “Series D Preferred Stock”). Holders of the Series D Preferred Stock will be senior in rights, preferences and privileges to the shares of our common stock, including liquidation preferences, rights with respect to the election of members of our Board of Directors and certain protective provisions. The holders of our Series D Preferred Stock will also be entitled to vote on all matters presented to the holders of our common stock on an as-if-converted to common stock basis. In addition, we may not enter into certain material transactions, including the declaration of a dividend on the common stock, unless holders holding a majority of the Series D Preferred Stock have approved such transaction. The holders of our Series D Preferred Stock are not entitled to receive dividends. Each share of Series D Preferred Stock will initially be convertible into 14,285.71 shares of our common stock.

In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, since the Senior Notes were convertible into equity at beneficial conversion rates, an embedded beneficial conversion feature has been computed at approximately $8.1 million and is being treated as a dividend to the preferred shareholders. This resulted in an increase to the loss available to common shareholders for earnings per share purposes.

The Series D Preferred Stock is redeemable by the Company at a price per share of $0.001 if all of the following conditions are met: (i) the closing price of our common stock has traded at or above a price equal to $0.30 for a period of twenty (20) consecutive trading days; (ii) we have achieved pre-tax income per share of common stock (calculated on a fully-diluted basis after giving effect to the issuance of the common stock underlying the Series D Preferred Stock, and using the Treasury Method for options and warrants) of at least $.015 per share for the prior trailing four quarters (excluding any non-recurring extraordinary expenses); and (iii) a majority of the independent non-employee members of our Board of Directors have approved the redemption of the Series D Preferred Stock.

On March 2, 2006, we issued 11,500 shares of our Series D Preferred Stock upon the automatic conversion of outstanding promissory notes in the principal amount of $11,500,000 to the holders of such notes. Since the number of shares to be issued was fixed and determinable at the time of the Private Placement, and the conversion of the Senior Notes was an event certain to occur since our Board of Directors and shareholders had previously approved the creation of the Series D Preferred Stock for this purpose, the Private Placement was recorded as equity at the time of the transaction.

As a result of the Private Placement, ComVest beneficially owns approximately 78.5% of our outstanding common stock (assuming the exercise of by ComVest of all warrants currently held by ComVest), and if ComVest exercises the ComVest Option, it will beneficially own approximately 84.43%

of our outstanding common stock (assuming the exercise of by ComVest of all warrants currently held by ComVest and the exercise of those warrants ComVest is entitled to upon the exercise of the ComVest Option). As such, ComVest has effectively acquired control of us.

Common Stock

On September 26, 2005, our stockholders approved the amendment of our Articles of Incorporation to increase the number of authorized shares of our common stock to 250,000,000. On December 1, 2005, as a part of approving the reincorporation into the State of Delaware, stockholders approved further increasing the number of authorized shares of common stock to 650,000,000.

During 2005, 83,330 shares of common stock were issued to SBI USA as payment for investment banking consulting services valued at $62,500.

During April 2005, 500,000 shares of common stock were issued to our former Vice President of Sales for services rendered at a value of $200,000.

During May 2005, 1,760,868 shares were issued as a result of the exercise of warrants previously granted to individuals associated with the April 2004 reverse merger.

During October 2005, 125,510 shares of common stock were issued to an outside consultant for his assistance related to the acquisition of the debt with Laurus at a value of $31,378.

During November 2005, 28,200,000 shares of common stock were issued as a result of the conversion of Series A Preferred Stock. In addition, as noted in Footnote 5, 10,416,667 shares of common stock were issued to the sole shareholder of Millennix and 362,500 shares of common stock, with a value of $65,250, were issued to a consultant that assisted with the Millennix acquisition.

Approved Stock Split

On December 1, 2005, our stockholders approved a reverse stock split to be effected at any time prior to November 9, 2006 in a ratio not to exceed twenty five (25) shares to one (1) share. The timing and the ratio of such reverse stock split will be determined by the Board of Directors at its discretion.

Stock Option Plan

On April 29, 2005, we adopted the “2005 Equity Incentive Plan” (the “Plan”) to provide a means by which we can retain and maximize the services of employees, directors and consultants. An aggregate of 7,500,000 shares of our common stock were initially reserved for issuance pursuant to awards from the Plan. Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The Plan was approved by our shareholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 25,000,000.

The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant.

The stock option activity is summarized below:

	Shares	Approximate Weighted-average exercise price
Outstanding at December 31, 2004	—	$—
Granted	17,475,473	$0.18
Exercised	—	—
Cancelled	(96,847)	$0.25
Outstanding at December 31, 2005	17,378,626	$0.18

The weighted-average fair value of options granted during 2005 using the Black-Scholes method was $0.11 per share. At December 31, 2005, 5,120,337 options were exercisable. Exercise prices of outstanding options at December 31, 2005 ranged from approximately $0.17 to $0.25 per share. The weighted-average remaining contractual life of the options outstanding at December 31, 2005 was 9.79 years.

At December 31, 2005, 7,621,374 shares remained available for future issuance or grant under the Equity Incentive Plan. During January 2006, an additional 1,121,500 options were granted at an exercise price of $0.16 per share. Subsequent to that issuance, 6,499,874 shares remained available for future issuance or grant under the Equity Incentive Plan.

10.          LEASES

During 2004, we entered into a capital lease obligation totaling $20,039. This leased equipment is being amortized over five years and has accumulated depreciation of $5,000 and $1,400 at December 31, 2005 and 2004, respectively.

Future minimum lease payments on the capital lease obligation at December 31, 2005 are as follows:

For the year ending December 31:
2006	$5,654
2007	5,654
2008	5,654
2009	3,769
Total	20,731
Less amount representing interest	(4,716)
Present value of capital lease payments	$16,015

The Company also leases various office facilities under operating leases that expire over the next six years, including a new facility lease in New York that was entered into in March 2006. This new lease will provide for the additional space required to accommodate the increase in personnel. The monthly rent will rent will double, but due to lease concessions, we will not begin paying the $34,400 month rent until September 2006. At December 31, 2005, including the new space, we are obligated under non-cancelable operating leases with future minimum rentals as follows:

For the year ending December 31,
2006	$309,091
2007	492,695
2008	418,015
2009	428,598
2010	428,598
Thereafter	285,732
Total	$2,362,729

Rent expense was $166,942 and $226,036 for the years ended December 31, 2005 and 2004, respectively.

11.          COMMITMENTS AND CONTINGENCIES

On February 7, 2006, David Sinutko filed the action titled Sinutko v. IT&E International, Case No. 861011 in the Superior Court of the State of California, County of San Diego, Central Division against us. Mr. Sinutko alleges he owns and operates POI, Inc., (collectively, “Sinutko”), and that under a letter agreement POI had with us, Sinutko is owed in excess of $550,000 (plus attorneys fees and costs) from us as a commission for alleged services provided to us related to our recent private placement (the “Private Placement”) of senior secured convertible promissory notes (each a “Senior Note”). We believe Sinutko’s claims are without merit and subject to defenses, and we intend to vigorously defend ourselves; however, we do not know if we will ultimately prevail or if the outcome will harm our business, financial condition, or results of operation.

We are involved in various other legal actions arising in the normal course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

12.          INCOME TAXES

Significant components of our net deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are shown below. A net valuation allowance of $957,450 has been recognized as realization of the net asset was uncertain at December 31, 2005.

	December 31, 2005	December 31, 2004
		(restated)
Deferred tax accounts:
Net operating loss carryforwards	$1,013,415	$—
Depreciation and amortization.	(86,324)	(77,209)
481(a) adjustment	(252,529)	(378,793)
Accrued liabilities and other	282,888	15,361
Total deferred tax asset (liability)	957,450	(440,641)
Valuation allowance	(957,450)	—
Net deferred tax assets (liability)	$—	$(440,641)

As of December 31, 2005, we have federal and state tax net operating loss carryforwards of approximately $2,500,000 and $2,600,000, respectively. The federal and state tax loss carryforwards will begin expiring in 2025 and 2012, respectively, unless previously utilized.

The Company appears to have had a cumulative change in ownership of more than 50% during the year ended December 31, 2005. As such, pursuant to Section 382 of the Internal Revenue Code, annual use of our net operating loss may be limited.

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations for the year ended December 31:

	2005	2004
Federal income tax at statutory rate	$(1,143,558)	$(100,501)
State income tax, net federal effects	(196,087)	(17,233)
Change in tax status	—	581,106
Change in valuation allowance	957,451	—
Other	(58,447)	(22,731)
Total provision	$(440,641)	$440,641

13.          PROFIT SHARING PLANS

We provide a 401(k) salary deferral plan for eligible employees. Employees may elect to reduce their compensation by an amount that will not exceed the total amount allowed by the Internal Revenue Code for all contributions to qualified plans. The plan does provide for discretionary contributions by the employer. No contributions were made by the Company to the plan for the years ended December 31, 2005 and 2004. We began making matching contributions in 2006.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15 as of the end of the period covered by this report.

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-KSB, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-KSB. During the course of our evaluation of our controls, we advised the audit committee of our board of directors that we had identified certain issues that on an accumulated basis rose to the level of a “material weakness” in our disclosure controls and related internal controls. A “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Specifically, we identified the following items that each individually constitute a significant deficiency and collectively constitute a material weakness:

•       Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of GAAP at the divisional level, and insufficient personnel at our headquarters to provide effective oversight, review of financial transactions and reporting responsibilities of an SEC registrant;

•       Inadequate controls within the general ledger system to provide a reliable audit trail without adequate compensating controls due to a lack of segregation of duties within the accounting department;

•       Ineffective or inadequate accounting policies to ensure the proper and consistent application of GAAP throughout the organization;

•       Ineffective or inadequate controls over the timing of the recognition of revenue at the divisional level; and

•       Inadequate integration of the financial reporting with respect to the newly acquired division.

Due to the foregoing items and potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

In particular, an error was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International and Clinical Trials Assistance Corp. in April of 2004.  At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis.  As a result, we have determined that a deferred tax liability of approximately $581,000 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense.  This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to approximately $440,000, resulting in the recognition of approximately $141,000 of deferred tax benefit.  In addition, for each of the first three quarters of 2005, a deferred tax liability of approximately $440,000 should have been included on the respective period end balance sheets.  This correction will also impact our statements of stockholders’ equity for the applicable periods.  This adjustment has no impact on actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

In addition, in the course of preparing our year-end financial statements, it was determined that approximately $220,000 of relocation expenses recorded as such in the fourth quarter of 2005 should have been recorded as such in the second quarter of 2005 because our Board of Directors formally approved of such expenses in April 2005, and that approximately $88,000 of expenses that were recorded as such in the fourth quarter of 2005 should have been recorded as such in the third quarter of 2005, the quarter in which the services were provided to us, even though the invoices related to such expenses were not received by us until the fourth quarter due to delays in invoicing by the applicable vendor.

To correct each of the foregoing errors, we have included a restatement of our financial statements for the year ended December 31, 2004 in the Financial Statements included in this report in order to correct each of the foregoing errors that are applicable to such period.

In addition, we intend to file an amendment to the Form 10-QSB previously filed for each of the quarters ended March 31, June 30 and September 30, 2005 (collectively, the “Amended 10-QSB’s”) for the purpose of correcting the errors described above applicable to such periods as well as the corresponding quarters ended June 30 and September 30, 2004, to the extent applicable.

To address the material weakness described above, we have already hired additional personnel into our accounting and finance department and presently intend to take the following remedial actions:

•       Provide for greater segregation of duties within the accounting and finance department;

•       Obtain more robust accounting software to enable us to more effectively provide a reliable audit trail; and

•       Disseminate critical accounting policies to the accounting staff and senior managers.

As we continue to evaluate and review our remediation process, we may modify our present intentions and conclude that additional or different actions are would better serve the remediation of our material weakness. We expect that the remediation of our material weakness as described above will be implemented during 2006. The material weakness will not be completely remediated until the applicable remedial measures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, we do intend to take remedial action related to our material weakness described above which may result in a significant change to our internal controls over financial reporting in the future.

ITEM 8B. Other Information

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

Information concerning the directors of the Company is incorporated by reference to the section entitled “Election of Directors” that we intend to include in the Proxy. Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by our Annual Report on Form 10-KSB.

Executive Officers of the Registrant

The following are the executive officers of the Company:

Peter R. Sollenne.   Mr. Sollenne, 57, has served as our Chief Executive Officer and a director since December 2003. From May 2000 to December 2003, Mr. Sollenne was President and Chief Executive Officer at FastBreak Growth, Inc. a strategic management consulting and business solutions company. Mr. Sollenne received his Bachelors of Science in Accounting/Business Administration from Boston College and is a Certified Public Accountant.

Kelly Alberts.   Mr. Alberts, 38, has served as our President, Chief Operating Officer and a director since our inception in 1996. Mr. Alberts received his Bachelors of Science from the University of Iowa.

Anthony Allocca.   Mr. Allocca, 62, has served as our Vice President of Operations since our inception in 1996. From our inception in 1996 until November 2005, Mr. Allocca served as one of our directors. Mr. Allocca is a graduate of the University of Maryland and served in the United States Air Force.

David Vandertie.   Mr. Vandertie, 45, has served as our Chief Financial Officer since January 2005. From June 2004 to December 2004, Mr. Vandertie was a financial consultant. From May 2002 to June 2004, Mr. Vandertie was Vice President and Chief Financial Officer at Althea Technologies, Inc., a biotech contract service organization. From June 2000 to May 2002, Mr. Vandertie was Director of Finance and Purchasing at Torrey Mesa Research Institute, a subsidiary of Syngenta AG. Mr. Vandertie is a graduate of the University of Wisconsin, Whitewater, where he earned a Bachelor of Business Administration Degree in Accounting, and is a Certified Public Accountant.

Gene Resnick, M.D.   Dr. Resnick, 57, has served as our Senior Vice President and President of the division since November 2005. From 1997 through November 2005, Dr. Resnick served as President and Chief Executive Officer of Millennix, a CRO specializing in oncology, immunology, gene therapy, vaccines, complex infectious diseases, metabolic disease and other chronic indications. Dr. Resnick received his Bachelor of Science degree from Cornell University and his medical degree from Cornell University Medical College.

Audit Committee

The Audit Committee is to be comprised of two or more directors. The Audit Committee is comprised of Cecilio Rodriguez and Peter Sollenne. Mr. Rodriguez is our Audit Committee financial expert. Mr. Rodriguez is not “independent” pursuant to the definition of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards because Mr. Rodriguez is an affiliate of ComVest and ComVest Advisors LLC both of which have received advisory or other compensatory fees in connection with the sale of the Senior Notes and financial advisory services provided to the Company, respectively. Mr. Sollenne is also not “independent” pursuant to the definition of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards based on Mr. Sollenne’s position as an executive officer of the Company.

The principal functions of the audit committee are to appoint, compensate and oversee the independent publicly registered auditors; to review and approve annual and quarterly financial statements and all legally required public disclosure documents containing financial information about us; to review and approve the adequacy of internal accounting controls and the quality of financial reporting procedures and systems; to examine the presentation and impact of key financial and other significant risks that may be material to our financial reporting; and to review and approve the nature and scope of the annual audit and review the results of the external auditor’s examination. The audit committee reports its findings with respect to such matters to the board of directors. The Audit Committee has adopted a written Audit Committee Charter.

ITEM 10. Executive Compensation

Information concerning “Executive Compensation” is incorporated by reference to the section entitled “Executive Compensation” that we intend to include in the Proxy Statement.

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” that we intend to include in the Proxy Statement.

ITEM 12.         Certain Relationships and Related Transactions

Information concerning “Certain Relationships and Related Transactions” is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” that we intend to include in the Proxy Statement.

ITEM 13.         Exhibits

Exhibit	Description
2.1	Asset Purchase Agreement dated November 9, 2005 between the Company, Millennix Inc. and Gene Resnick(1)
2.2	Agreement and Plan of Merger between the Company and IT&E International Group, Inc.(2)
3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
3.3	Certificate of Designations of Series D Convertible Preferred Stock(2)
4.1	Secured Convertible Term Note(3)
4.2	Common Stock Purchase Warrant(3)
4.3	Registration Rights Agreement dated October 18, 2004 between the Company and Laurus Master Fund, Ltd.(3)
4.4	Form of Senior Secured Convertible Promissory Note(1)
4.5	Form of Warrant(1)
10.1	Securities Purchase Agreement date October 18, 2004 between the Company and Laurus Master Fund, Ltd.(4)
10.2	Omnibus Amendment dated August 4, 2005 between the Company and Laurus Master Fund, Ltd.(5)
10.3	Omnibus Amendment No. 2 dated October 6, 2005 between the Company and Laurus Master Fund, Ltd.(6)
10.4	Amendment dated November 9, 2005 between the Company and Laurus Master Fund, Ltd.(1)
10.5	Securities Purchase Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional purchaser set forth on the signature pages thereto(1)
10.6	Registration Rights Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional purchaser set forth on the signature pages thereto(1)
10.7	Security Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional purchaser set forth on the signature pages thereto(1)
10.8	Form of Officer, Director and Securityholder Lock-Up Agreement(1)
10.9	Indemnity Escrow Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)

10.10	Registration Rights Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)
10.11	Employment Agreement dated November 9, 2005 between the registrant and Peter Sollenne(1)
10.12	Employment Agreement dated November 9, 2005 between the registrant and Anthony Allocca(1)
10.13	Employment Agreement dated November 9, 2005 between the registrant and Kelly Alberts(1)
10.14	Employment Agreement dated November 9, 2005 between the registrant and David Vandertie(1)
10.15	Employment Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)
10.16	Advisory Agreement dated November 9, 2005 between the Company and ComVest Advisors LLC(7)
10.17	2005 Equity Incentive Plan, as amended(2)
10.18	Form of Stock Option Agreement under the 2005 Equity Incentive Plan(8)
10.19	Form of Officer and Director Indemnity Agreement*
14.1	Code of Ethics*
21.1	Subsidiaries(9)
23.1	Consent of Schneider Downs & Co., Inc.*
23.2	Consent of Beckstead & Watts, LLP*
31.1	Certification of our Chief Executive Officer and President, pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of our Chief Executive Officer, pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).*
32.2	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).*

*Filed Herewith.

(1)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2005.

(2)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 6, 2006.

(3)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2004.

(4)          Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 22, 2004.

(5)          Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005.

(6)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2005.

(7)          Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A filed on January 4, 2006.

(8)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2005

(9)          Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on February 10, 2006.

ITEM 14. Principal Accountant Fees and Services

Information concerning “Principal Accountant Fees and Services” is incorporated by reference to the section entitled “Principal Accountant Fees and Services” that the Company intends to include in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IT&E International Group, Inc.
(Registrant)
Date: March 31, 2006	By:	/s/ Peter R. Sollenne
Peter R. Sollenne Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter R. Sollenne as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter R. Sollenne	Chief Executive Officer and Director (principal executive officer)	March 31, 2006
Peter R. Sollenne
/s/ David J. Vandertie	Chief Financial Officer (principal financial and accounting officer)	March 31, 2006
David J. Vandertie
/s/ Kelly Alberts	President, Chief Operating Officer and Director	March 31, 2006
Kelly Alberts
/s/ Michael Falk	Chairman and Director	March 31, 2006
Michael Falk
/s/ Robert Tucker	Director	March 31, 2006
Robert Tucker
/s/ Cecilio Rodriguez	Director	March 31, 2006
Cecilio Rodriguez
/s/ Alastair McEwan	Director	March 31, 2006
Alastair McEwan
	Director	March 31, 2006
Fred Sancilio