Form 10QSB/A
period 2005-03-31
IT&E INTERNATIONAL GROUP
filed 2006-04-11
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from                    to

Commission file number 000-50095

IT&E International Group, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-4354185
(State of other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

505 Lomas Santa Fe Drive, Suite 200
Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

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

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 70,000,000 shares authorized, 19,083,330 issued and outstanding as of March 31, 2005. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, 2,000,000 issued and outstanding, and 820,000 to be issued subject to shareholder approval, as of March 31, 2005.

Traditional Small Business Disclosure Format (check one)   Yes ☐   No ☒

Explanatory Note

On March 28, 2006, the Audit Committee of our Board of Directors, in connection with the preparation of our year-end financial statements, determined that the errors identified by management and described below with respect to our financial statements for:  (i)  the year ended December 31, 2004, (ii) each of the quarters ended March 31, June 30, and September 30, 2005, and (iii) each of the quarters ended June 30 and September 30, 2004, were such that the financial statements related to the foregoing periods should no longer be relied upon.

IT&E International Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A to the quarterly report on Form 10-QSB for the three months ended March 31, 2005 that was originally filed on May 13, 2005 (the “Original Form 10-QSB”) by IT&E International Group, a Nevada corporation and the predecessor to IT&E International Group, Inc., and amended and refiled on October 25,2005 to correct an error that was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International Group and Clinical Trials Assistance Corp. in April of 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis of accounting. As a result, we have determined that a deferred tax liability of $581,106 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to $440,641 resulting in the recognition of $140,465 of deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of $440,641 should have been included on the respective period end balance sheets. This adjustment has no impact on our actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

The section of this 10-QSB/A entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to the financial statements included herein and Item 3 of Part I have been amended to reflect the foregoing.

While this Amendment No. 2 does not update any other information contained in the Original Form 10-QSB or Amendment No. 1 thereto, for the convenience of the reader, this Amendment No. 2 amends in its entirety the Original Form 10-QSB as amended by Amendment No. 1 thereto. This Amendment No. 2 continues to speak as of the date of the Original Form 10-QSB, and, except for Item 3 of Part I of this Amendment No. 2, the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

i

FORM 10-QSB/A

ii

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

IT&E INTERNATIONAL GROUP
Balance Sheets

	March 31, 2005 (unaudited and restated)	December 31, 2004 (restated)
Assets

Current assets
Cash	$824,304	$402,779
Accounts receivable, net of allowance for doubtful accounts for doubtful accounts of $75,000 at March 31, 2005 and December 31, 2004	2,309,555	2,644,501
Unbilled revenue	335,853	133,398
Prepaid and other current assets	182,907	77,175
Total current assets	$3,652,619	$3,257,853

Fixed assets, net	308,586	313,435
Loan fees, net	734,863	807,144
Deposits	28,881	33,724
	$4,724,949	$4,412,156

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$469,718	$380,265
Accrued payroll and employee benefits	634,944	322,300
Current portion of capital lease obligations	3,164	3,089
Current portion of convertible note payable	916,663	666,667
Accrued interest and fees owed on note payable	238,808	—
Deferred rent	28,738	30,293
Deferred tax liability	440,641	440,641
Other accrued liabilities	70,834	236,981
Total current liabilities	2,803,510	2,080,236

Long-term capital lease obligations, less current portion	15,456	16,015
Long-term convertible note payable, less current portion	1,583,337	1,833,333
	4,402,303	3,929,584

Stockholders’ equity
Common stock, $0.001 par value, 70,000,000 shares authorized, 19,083,330 shares issued and outstanding	19,083	19,000
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,000,000 issued and outstanding	2,000	2,000
Additional paid-in capital	925,957	863,540
Retained deficit	(624,394)	(401,968)
	322,646	482,572
	$4,724,949	$4,412,156

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP
Statements Of Operations
(Unaudited)

	For the three months ended March 31,
	2005	2004

Service revenue	$4,446,580	$3,145,018
Reimbursement revenue	98,346	60,662

Total revenue	4,544,926	3,205,680

Cost of revenue	3,014,611	1,997,354
Reimburseable out-of-pocket expenses	98,346	60,662

Gross profit	1,431,969	1,147,664

Operating Expenses:
General and administrative expenses	814,189	511,603
Sales and marketing expenses	230,682	256,047
Depreciation expense	17,148	4,968
Officer salaries	185,462	98,752

Total operating expenses	1,247,481	871,370

Net operating income	184,488	276,294

Other income (expense):
Interest expense	(50,721)	(21,686)
Loan fee amortization	(72,281)	—
Fees on long-term debt	(221,412)	—
Non-cash financing costs	(62,500)	—
Other income (expense)	—	14,490

Total other income (expense)	(406,914)	(7,196)

Income (loss) before provision for income taxes	(222,426)	269,098

Provision for income taxes	—	—

Net income (loss)	$(222,426)	$269,098

Weighted average number of common shares outstanding	19,022,221	11,000,000

Net income per share – basic and fully diluted	$(0.01)	$0.02

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP

Statements Of Cash Flow

(Unaudited)

	For the three months ended March 31,
	2005	2004

Cash flows from operating activities
Net income (loss)	$(222,426)	$269,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	17,148	4,968
Amortization of loan fees	72,281	—
Deferred rent	(1,555)	—
Stock issued for financing costs	62,500	—
Changes in assets and liabilities:
Accounts receivable	334,946	(541,883)
Unbilled revenue	(202,455)	—
Prepaid and other current assets	(105,732)	—
Accounts payable	89,453	237,541
Accrued payroll and employee benefits	312,644	78,540
Accrued interest and fees owed on a note payable	238,808	—
Other current liabilities	(166,147)	12,490
Net cash provided by operating activities	429,465	60,754

Cash flows from investing activities
Purchase of fixed assets, including internal-use software	(12,299)	(156,576)
Deposits	4,843	(1,450)
Net cash (used) by investing activities	(7,456)	(1,450)

Cash flows from financing activities
Proceeds from line of credit, net	—	143,000
Payments on capital lease obligations	(484)	—
Distributions to shareholders	—	(3,700)

Net cash provided (used) by financing activities	(484)	139,300

Net increase in cash and cash equivalents	421,525	42,028
Cash and cash equivalents, beginning of period	402,779	173,236
Cash and cash equivalents, end of period	$824,304	$215,264

Supplemental disclosures:
Interest paid	$48,680	—
Income taxes paid	—	—

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

2.  BASIS OF PRESENTATION

Restatement of Financial Statements

On March 28, 2006, the Audit Committee of our Board of Directors, in connection with the preparation of our year-end financial statements, determined that the errors identified by management and described below with respect to our financial statements for:  (i)  the year ended December 31, 2004, (ii) each of the quarters ended March 31, June 30, and September 30, 2005, and (iii) each of the quarters ended June 30 and September 30, 2004, were such that the financial statements related to the foregoing periods should no longer be relied upon.

IT&E International Group, Inc. (the “Company”) is filing this Amendment on Form 10-QSB/A to the quarterly report on Form
10-QSB for the three months ended March 31, 2005 that was originally filed on May 13, 2005 (the “Original Form 10-QSB”) by IT&E International Group, a Nevada corporation and the predecessor to IT&E International Group, Inc., and amended and refiled on October 25,2005 to correct an error that was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International Group and Clinical Trials Assistance Corp. in April of 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis of accounting. As a result, we have determined that a deferred tax liability of $581,106 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to $440,641, resulting in the recognition of $140,465 of deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of $440,641 should have been included on the respective period end balance sheets. This adjustment has no impact on our actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

The section of this 10-QSB/A entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to the financial statements included herein and Item 3 of Part I have been amended to reflect the foregoing.

The effect on our previously issued 2005 financial statements are summarized as follows:

Balance Sheet as of March 31, 2005

	Previously Reported	Increase (Decrease)	Restated
Deferred tax liability	$—	$440,641	$440,641
Current Liabilities	2,362,869	440,641	2,803,510
Total Liabilities	3,961,662	440,641	4,402,303
Retained Deficit	(183,753)	(440,641)	(624,394)

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

4. CONVERTIBLE DEBT

We have outstanding a $5,000,000 secured convertible term note to Laurus Master Fund, Ltd (“Laurus”). $2.5 million of these funds were placed into a restricted cash account and is under the sole dominion and control of Laurus as security for our obligations. The cash related to the restricted account has not been recorded as an asset on our balance sheet, nor has the amount of the secured convertible note that corresponds to the amount in the restricted account been recorded as a liability on our balance sheet since such funds are under the sole dominion and control of Laurus. Such restricted cash does not fall within the definition of an “asset” under generally accepted accounting principles (“GAAP”) nor does the amount of the secured note that corresponds to the amount of cash in the restricted account fall within the definition of “liability” under GAAP. During the quarter, as a result of not meeting the requirement of causing the registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible to become effective,  we have incurred fees of approximately $221,000. During April 2005, Laurus released $500,000 of the restricted funds to pay these fees, along with the accrued interest owed on those funds. The remaining $267,000  will be used for general operating procedures. The minimum monthly principal repayment of $100,000 began on May 1, 2005 and will continue through the October 18, 2007 maturity date.

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

ITEM 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

The information discussed below is derived from the Financial Statements included in this Form 10-QSB for the three months ended March 31, 2005, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

Company Overview

Restatement of Financial Statements

On March 28, 2006, the Audit Committee of our Board of Directors, in connection with the preparation of our year-end financial statements, determined that the errors identified by management and described below with respect to our financial statements for: (i) the year ended December 31, 2004, (ii) each of the quarters ended March 31, June 30, and September 30, 2005, and (iii) each of the quarters ended June 30 and September 30, 2004, were such that the financial statements related to the foregoing periods should no longer be relied upon.

IT&E International Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A to the quarterly report on Form 10-QSB for the three months ended March 31, 2005 that was originally filed on May 13, 2005 (the “Original Form 10-QSB”) by IT&E International Group, a Nevada corporation and the predecessor to IT&E International Group, Inc., and amended and refiled on October 25,2005 to correct an error that was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International Group and Clinical Trials Assistance Corp. in April of 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis of accounting. As a result, we have determined that a deferred tax liability of $581,106 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to $440,641 resulting in the recognition of $140,465 of deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of $440,641 should have been included on the respective period end balance sheets. This adjustment has no impact on our actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

The section of this 10-QSB/A entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to the financial statements included herein and Item 3 of Part I have been amended to reflect the foregoing.

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

Results of Operations

Service Revenues

Service revenues for the first quarter ended March 31, 2005, were $4.4 million, an increase of 41.4% from the same quarter last year of $3.2 million. This is the second consecutive quarter that we have achieved same quarter revenue growth in excess of 40%. Service revenue for this quarter also represents an increase of 10.3% from the $4 million service revenue earned during the fourth quarter of 2004. This increase in revenue is a result in our change in sales strategy to target major pharmaceutical and biotechnology customers. We also expanded our services to clients supporting the U.S. Government’s Bio Defense initiatives by assisting companies that are producing needed vaccines for anti-terrorism measures. In addition, we have secured renewals and extensions of major initiatives within existing clients, such as Schering-Plough, Pfizer, Novartis, GlaxoSmithKline, Baxter Pharmaceutical, Aventis Pasteur, Bayer, Wyeth Global, Genentech, Chiron, Amgen, Boston Scientific and VaxGen.

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

Total Current Liabilities at March 31, 2005 were approximately $2.8 million as compared to approximately $2.0 million at December 31, 2004. This increase is primarily the result of an increase in accrued payroll and employee benefits, and an increase in the current portion owed on the note payable to Laurus since principal payments begin on May 1, 2005.

Total Liabilities at March 31, 2005 were approximately $4.4 million as compared to $3.9 million at December 31, 2004. Of the amount due at March 31, 2005, approximately $2.7 million was due to Laurus.

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

This Form 10-QSB contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; (ii) our business and growth strategies; and, (iii) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange

Act”)). Based on this evaluation, the principal executive officer and principal financial officer originally concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

However, as a result of the discovery of the errors which have resulted in the restatement of certain of our financial statements that were discovered in connection with our year-end audit for the fiscal year ended December 31, 2005, we have concluded that our disclosure controls and procedures were not effective during the quarter ended March 31, 2005.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our periodic reports. During the course of our evaluation of our controls for the year ended December 31, 2005, we advised the audit committee of our board of directors that we had identified certain issues that on a accumulated basis rose to the level of a “material weakness” in our disclosure controls and related internal controls. A “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

We now believe that one or more of these significant deficiencies existed during the period covered by this report and that we many have had a material weakness in our internal controls over financial reporting during the period covered by this report.

To address the significant deficiencies described above, we have already hired additional personnel into our accounting and finance department and presently intend to take the following remedial actions:

•                                          Provide for greater segregation of duties within accounting and finance department;

•                                          Obtain more robust accounting software to enable us to more effectively provide a reliable audit trial; and

•                                          Disseminate critical accounting policies to the accounting staff and senior managers.

As we continue to evaluate and review our remediation process, we may modify our present intentions and conclude that additional or different actions are would better serve the remediation of our material weakness. We expect that the remediation will be implemented during 2006. These issues will not be completely remediated until the applicable remedial measure operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any legal proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

During the first Quarter ending March 31, 2005, the Registrant issued 83,330 restricted common shares to SBI, USA as fees for investment banking consulting services. The restricted shares will not be registered under the Securities Act of 1933, as amended (the “Act”) and will be issued in the reliance upon the exemption from registration provided by section 4(2) of the Act, on the basis that the issuance of these shares do not involve a public offering.

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

IT&E International Group, Inc.
(Registrant)

Dated:	April 11, 2006	By:	/s/ Peter R. Sollenne
Peter R. Sollenne
Chief Executive Officer
Director

Dated:	April 11, 2006	By:	/s/ Kelly Alberts
Kelly Alberts
President/COO