Form 10QSB/A
period 2005-06-30
IT&E INTERNATIONAL GROUP
filed 2006-04-11
CIK 1193940

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 000-50095

IT&E International Group, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-4354185
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

505 Lomas Santa Fe Drive, Suite 200 Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

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

Traditional Small Business Disclosure Format (check one):  Yes ☐ No ☒

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

IT&E International Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A to the quarterly report on Form 10-QSB for the three and six months ended June 30, 2005 that was originally filed on August 15, 2005 (the “Original Form 10-QSB”) by IT&E International Group, a Nevada corporation and the predecessor to IT&E International Group, Inc., and amended and refiled on October 25,2005 to correct an error that was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International Group and Clinical Trials Assistance Corp. in April of 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis of accounting. As a result, we have determined that a deferred tax liability of $581,106 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to $440,641 resulting in the recognition of $140,465 of deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of $440,641 should have been included on the respective period end balance sheets. This adjustment has no impact on our actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

In addition, in the course of preparing our year-end financial statements, it was determined that $220,000 of relocation expenses recorded as such in the fourth quarter of 2005 should have been recorded as such in the second quarter of 2005 because our Board of Directors formally approved of such expenses in April 2005.

The section of this 10-QSB/A entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Notes 2 and 5 to the financial statements included herein and Item 3 of Part I have been amended to reflect the foregoing.

While this Amendment No. 2 does not update any other information contained in the Original Form 10-QSB or Amendment No. 1, for the convenience of the reader, this Amendment No. 2 amends in its entirety the Original Form 10-QSB as amended by Amendment No. 1 thereto. This Amendment No. 2 continues to speak as of the date of the Original Form 10-QSB, and, except for Item 3 of Part I of this Amendment No. 2, the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

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

IT&E INTERNATIONAL GROUP

Balance Sheet

	June 30, 2005	December 31, 2004
	(unaudited and restated)	(restated)
Assets

Current assets
Cash	$1,018,298	$402,779
Accounts receivable, net of allowance for doubtfully accounts of $75,000 at June 30, 2005 and December 31, 2004	2,252,731	2,644,501
Unbilled revenue	218,603	133,398
Prepaid and other current assets	148,545	77,175
Total current assets	3,638,177	3,257,853

Fixed assets, net	288,398	313,435
Loan fees, net	662,581	807,144
Deposits	14,354	33,724

	$4,603,510	$4,412,156

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$483,259	$380,265
Accrued payroll and employee benefits	612,884	322,300
Current portion of capital lease obligations	3,280	3,089
Current portion of convertible note payable	1,200,000	666,667
Accrued interest on note payable	23,550	—
Deferred rent	27,183	30,293
Deferred tax liability	440,641	440,641
Other accrued liabilities	260,000	236,981
Total current liabilities	3,050,797	2,080,236

Long-term capital lease obligations, less current portion	14,591	16,015
Long-term convertible note payable, less current portion	1,600,000	1,833,333
	4,665,388	3,929,584

Stockholders’ equity:
Common stock, $.001 par value, 70,000,000 shares authorized, 21,344,198 and 19,000,000 shares issued and outstanding, respectively	21,344	19,000
Preferred stock, $.001 pare value, 5,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	1,125,496	863,540
Retained (deficit)	(1,210,718)	(401,968)
	(61,878)	482,572
	4,603,510	4,412,156

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP

Statements of Operations
(Unaudited and Restated)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Service revenue	$4,297,356	$3,221,834	$8,743,936	$6,366,382
Reimbursement revenue	134,608	143,524	232,955	204,186

Total revenue	4,431,964	3,365,358	8,976,891	6,570,568

Cost of revenue	3,006,847	2,153,185	6,021,457	4,282,538
Reimburseable out-of-pocket expenses	134,608	143,524	232,955	204,186

Gross profit	1,290,509	1,068,649	2,722,479	2,083,844

Operating Expenses:
General and administrative expenses	973,440	679,823	1,773,715	1,224,883
Sales and marketing expenses	470,667	226,839	701,350	446,230
Depreciation expense	25,601	4,780	42,749	9,636
Officer compensation	242,096	118,750	448,843	217,500

Total operating expenses	1,711,804	1,030,192	2,966,657	1,898,249

Net operating income (loss)	(421,295)	38,457	(244,178)	185,595

Other income (expense):
Interest income	2,318	0	2,318	0
Interest expense	(95,067)	(8,778)	(145,784)	(30,464)
Loan fee amortization	(72,281)	0	(144,563)	0
Fees on long-term debt	0	0	(214,039)	0
Non-cash financing costs	0	0	(62,500)	0
Bad debt expense	0	0	0	14,490

Total other income (expense)	(165,030)	(8,778)	(564,572)	(15,974)

Income (loss) before provision for income taxes	(586,325)	29,679	(808,750)	169,621

Provision for income taxes	581,106	581,106	0	581,106

Net loss	$(586,325)	(551,427)	$(808,750)	$(411,485)

Weighted average number of common shares outstanding – basic and fully diluted	21,344,198	19,000,000	19,938,363	19,000,000

Net loss per share – basic and fully diluted	$(0.03)	$(0.03)	$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP

Statements of Cash Flow
(Unaudited and Restated)

	For the six months ended June 30,
	2005	2004

Cash flows from operating activities
Net i (loss)	$(808,750)	$(411,485)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense	42,749	9,636
Amortization of loan fees	144,563	—
Deferred rent	(3,110)	—
Stock issued for financing costs	62,500	—
Stock issued for compensation	200,000	—
Changes in assets and liabilities:
Accounts receivable	391,770	(674,839)
Unbilled revenue	(85,205)	—
Prepaid and other current assets	(71,370)	(19,626)
Accounts payable	102,994	109,560
Deferred tax liability	—	581,106
Accrued payroll and employee benefits	290,584	165,156
Accrued interest on note payable	23,550	—
Other current liabilities	23,019	12,337
Net cash used by operating activities	313,294	(228,155)

Cash flows from investing activities
Purchase of fixed assets, including internal-use software	(17,712)	(166,405)
Deposits	19,370	(18,196)
Net cash (used) by investing activities	1,658	(184,601)

Cash flows from financing activities
Proceeds from line of credit	—	443,000
Payments on capital lease obligation	(1,233)	—
Proceeds from convertible note payable	500,000	—
Payments on convertible note payable	(200,000)	—
Proceeds from exercise of warrants	1,800	—
Distributions to shareholders	—	(16,850)
Net cash provided (used) by financing activities	300,567	426,150

Net increase in cash and cash equivalents	615,519	13,394
Cash and cash equivalents, beginning of period	402,779	173,236
Cash and cash equivalents, end of period	$1,018,298	$186,630

Supplemental disclosures:
Interest paid	$83,797	$30,464

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  NATURE OF BUSINESS

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

IT&E International Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A to the quarterly report on Form 10-QSB for the three and six months ended June 30, 2005 that was originally filed on August 15, 2005 (the “Original Form 10-QSB”) by IT&E International Group, a Nevada corporation and the predecessor to IT&E International Group, Inc., and amended and refiled on October 25,2005 to correct an error that was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International Group and Clinical Trials Assistance Corp. in April of 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis of accounting. As a result, we have determined that a deferred tax liability of $581,106 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to $440,641 resulting in the recognition of $140,465 of deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of $440,641 should have been included on the respective period end balance sheets. This adjustment has no impact on our actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

In addition, in the course of preparing our year-end financial statements, it was determined that $220,000 of relocation expenses recorded as such in the fourth quarter of 2005 should have been recorded as such in the second quarter of 2005 because our Board of Directors formally approved of such expenses in April 2005. The section of this 10-QSB/A entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Notes 2 and 5 to the financial statements included herein and Item 3 of Part I have been amended to reflect the foregoing.

The effects on our previously issued June 30, 2005 financial statements are summarized as follows:

Balance Sheet as of June 30, 2005

	Previously Reported	Increase (Decrease)	Restated

Deferred tax liability	—	440,641	440,641

Other accrued liabilities	40,000	220,000	260,000
Current Liabilities	2,390,156	660,641	3,050,797

Total Liabilities	4,004,747	660,641	4,665,388

Statement of Operations for the Three Months Ended June 30, 2005

	Previously Reported	Increase (Decrease)	Restated

General and administrative expenses	753,440	220,000	973,440
Net Loss	(366,325)	(220,000)	(586,325)

Statement of Operations for the Three Months Ended June 30, 2004

	Previously Reported	Increase (Decrease)	Restated

Provision for Income Taxes	—	581,106	581,106
Net Income (Loss)	29,679	(581,106)	(551,427)

Statement of Operations for the Six Months Ended June 30, 2005

	Previously Reported	Increase (Decrease)	Restated

General and administrative expenses	1,553,715	(220,000)	1,773,715
Net Loss	(588,750)	(220,000)	(808,750)

Statement of Operations for the Six Months Ended June 30, 2004

	Previously Reported	Increase (Decrease)	Restated

Provision for Income Taxes	—	581,106	581,106
Net Income (Loss)	169,621	(581,106)	(411,485)

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

Stock Options

On April 29, 2005, we adopted the “2005 Equity Incentive Plan” (the “Plan”)to provide a means by which we can retain and maximize the services of our current employees, directors and consultants. An aggregate of 7.5 million shares of our common stock may be issued pursuant to awards from the Plan. The Plan, and the options granted thereunder, are subject to shareholder approval. On that same date, incentive and nonqualified stock options with rights to purchase 1,784,250 shares of the Company’s $0.001 par value common stock were granted at an exercise price of $.25. Of the options granted to date, 1,333,750 options were granted to our officers.

The following is a summary of activity of outstanding stock options under the 2005 Equity Incentive Plan:

	Number of Shares	Weighted Average Exercise Price

Options granted April 29, 2005	1,784,250	$0.25

Options exercised	—	—

Balance at June 30, 2005	1,784,250	$0.25

Exercisable at June 30, 2005	127,041	$0.25

The following is a summary of information about the 2005 Stock Option Plan options outstanding at June 30, 2005:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Outstanding Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Exercise Price

$0.25-$0.25	1,784,250	3 years	$0.25	127,041	$0.25

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
			(restated)	(restated)
Net income (loss) attributable to common stockholders:
As reported	$(586,325)	$(551,427)	$(808,750)	$(411,485)
Fair value of stock-based employee compensation	(211,304)	—	(211,304)	—

Pro forma	$(797,629)	$(551,427)	$(1,020,054)	$(411,485)

Net income (loss) per share:
As reported	$(0.03)	$(0.03)	$(0.04)	$(0.02)

Pro forma	$(0.04)	$(0.03)	$(0.05)	$(0.02)

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

IT&E International Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A to the quarterly report on Form 10-QSB for the three and six months ended June 30, 2005 that was originally filed on August 15, 2005 (the “Original Form 10-QSB”) by IT&E International Group, a Nevada corporation and the predecessor to IT&E International Group, Inc., and amended and refiled on October 25,2005 to correct an error that was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International Group and Clinical Trials Assistance Corp. in April of 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis of accounting. As a result, we have determined that a deferred tax liability of $581,106 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to $440,641 resulting in the recognition of $140,465 of deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of $440,641 should have been included on the respective period end balance sheets. This adjustment has no impact on our actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

In addition, in the course of preparing our year-end financial statements, it was determined that $220,000 of relocation expenses recorded as such in the fourth quarter of 2005 should have been recorded as such in the second quarter of 2005 because our Board of Directors formally approved of such expenses in April 2005. The section of this 10-QSB/A entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Notes 2 and 5 to the financial statements included herein and Item 3 of Part I have been amended to reflect the foregoing.

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

General and administrative expenses increased by approximately $294,000, or 43%, to $973,000 during the second quarter of 2005 as compared to $680,000 during the second quarter of 2004. This increase is primarily the result of our Board of Directors authorizing the reimbursement of relocation expenses to three of our officers. As such, an accrual for $220,000 was established in the second quarter of 2005 for these costs. Additionally, we had increased costs associated with being a public company that we did not have in 2004, as well as costs incurred to add depth to our management team, and for outside consultants to assist us with our merger and acquisition strategy. The same increases also impact the six month period ended June 30, 2005. With the exception of the relocation expenses, we expect these costs to continue throughout 2005 as we continue to grow as a public entity and move ahead with our strategy of seeking follow-on investors to support our acquisition strategy.

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

Total Current Liabilities at June 30, 2005 were approximately $3.1 million as compared to approximately $2.1 million at December 31, 2004. This increase is primarily the result of an increase in accrued payroll and employee benefits, an increase in the current portion owed on the note payable to Laurus since principal payments began on May 1, 2005 and the accrual for relocation costs as previously mentioned.

Total Liabilities at June 30, 2005 were approximately $4.7 million as compared to $3.9 million at December 31, 2004. Of the amount due at June 30, 2005, $2.8 million was due to Laurus.

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

However, as a result of the discovery of the errors which have resulted in the restatement of certain of our financial statements that were discovered in connection with our year-end audit for the fiscal year ended December 31, 2005, we have concluded that our disclosure controls and procedures were not effective during the quarter ended June 30, 2005.

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

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)           Exhibits

Exhibit Number	Title of Document

10.1	Omnibus Amendment dated July 29, 2005 by and between the Registrant and Laurus Master Fund Ltd and related Amended and Restated Secured Convertible Term Note.*

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Previously Filed

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
Director