Form 10QSB/A
period 2005-09-30
IT&E INTERNATIONAL GROUP
filed 2006-04-11
CIK 1193940

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

IT&E International Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A to the quarterly report on Form 10-QSB for the three and nine months ended September 30, 2005 that was originally filed on November 14, 2005 (the “Original Form 10-QSB”) by IT&E International Group, a Nevada corporation and the predecessor to IT&E International Group, Inc., and amended and refiled on November 16,2005 to correct an error that was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International Group and Clinical Trials Assistance Corp. in April of 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis of accounting. As a result, we have determined that a deferred tax liability of $581,106 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to $440,641 resulting in the recognition of $140,465 of deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of $440,641 should have been included on the respective period end balance sheets. This adjustment has no impact on our actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

In addition, in the course of preparing our year-end financial statements, it was determined that $220,000 of relocation expenses recorded as such in the fourth quarter of 2005 should have been recorded as such in the second quarter of 2005 because our Board of Directors formally approved of such expenses in April 2005, and that $88,124 of expenses that were recorded as such in the fourth quarter of 2005 should have been recorded as such in the third quarter of 2005, the quarter in which the services were provided to us, even though the invoices related to such expenses were not received by us until the fourth quarter due to delays in invoicing by the applicable vendor.

The section of this 10-QSB/A entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Notes 2 and 5 to the financial statements included herein and Item 3 of Part I have been amended to reflect the foregoing.

While this Amendment No. 2 does not update any other information contained in the Original Form 10-QSB or Amendment No. 1, for the convenience of the reader, this Amendment No. 2 amends in its entirety the Original Form 10-QSB as amended by Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the Original Form 10-QSB, and, except for Item 3 of Part I of this Amendment No. 2, the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

i

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Balance Sheets as of September 30, 2005 (unaudited and restated) and December 31, 2004 (audited and restated)

Statements of Operations for the three and nine months Ended September 30, 2005 and 2004 (unaudited and restated)

Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited and restated)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

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

IT&E INTERNATIONAL GROUP

Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited and restated)	(restated)
Assets

Current assets
Cash	$2,177,026	$402,779
Accounts receivable, net of allowance for doubtfully accounts of $75,000 at September 30, 2005 and December 31, 2004	2,418,511	2,644,501
Unbilled revenue	79,312	133,398
Prepaid and other current assets	228,614	77,175
Total current assets	4,903,463	3,257,853

Fixed assets, net	265,956	313,435
Loan fees, net	590,299	807,144
Deposits	11,679	33,724

	$5,771,397	$4,412,156

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$394,662	$380,265
Accrued payroll and employee benefits	489,029	322,300
Current portion of capital lease obligations	3,441	3,089
Current portion of convertible note payable	2,123,077	666,667
Accrued interest on note payable	41,285	—
Deferred rent	24,927	30,293
Deferred tax liability	440,641	440,641
Other accrued liabilities	423,021	236,981
Total current liabilities	3,940,083	2,080,236

Long-term capital lease obligations, less current portion	13,388	16,015
Long-term convertible note payable, less current portion	2,300,000	1,833,333
	6,253,471	3,929,584

Stockholders’ equity:
Common stock, $.001 par value, 250,000,000 shares authorized, 21,344,198 and 19,000,000 shares issued and outstanding, respectively	21,344	19,000
Preferred stock, $.001 pare value, 2,820,000 shares authorized, 2,820,000 and 2,000,000 shares issued and outstanding, respectively	2,820	2,000
Additional paid-in capital	1,124,676	863,540
Retained deficit	(1,630,914)	(401,968)
	(482,074)	482,572

	$5,771,397	$4,412,156

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP

Statements of Operations

(Unaudited and Restated)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Service revenue	$4,292,422	$3,038,582	$13,036,358	$9,404,394
Reimbursement revenue	146,878	116,552	379,833	320,737

Total revenue	4,439,300	3,155,134	13,416,191	9,725,131

Cost of revenue	2,963,866	2,410,783	8,985,323	6,693,321
Reimburseable out-of-pocket expenses	146,878	116,552	379,833	320,737

Total cost of sales	3,110,744	2,527,335	9,365,156	7,014,058

Gross profit	1,328,556	627,799	4,051,035	2,711,073

Operating Expenses:
General and administrative expenses	852,437	710,250	2,635,622	1,918,475
Sales and marketing expenses	296,392	252,693	988,273	698,924
Depreciation expense	23,742	4,677	66,491	14,314
Officer compensation	329,739	108,750	778,582	326,250

Total operating expenses	1,502,310	1,076,370	4,468,968	2,957,963

Net operating income	(173,754)	(448,571)	(417,933)	(246,890)

Other income (expense):
Interest income	56,013	—	58,331	—
Interest expense	(230,172)	(18,568)	(375,960)	(49,032)
Loan fee amortization	(72,282)	—	(216,845)	—
Fees on long-term debt	0	—	(214,039)	—
Non-cash financing costs	0	—	(62,500)	—
Bad debt expense	0	32,359	—	32,359

Total other income (expense)	(246,441)	13,791	(811,013)	(16,673)

Loss before provision for income taxes	(420,195)	(434,780)	(1,228,946)	(263,563)
Provision for income taxes	—	—	—	(581,106)

Net loss	$(420,195)	$(434,780)	$(1,228,946)	$(844,669)

Weighted average number of common shares outstanding – basic and fully diluted	21,344,198	19,000,000	20,412,124	19,000,000

Net loss per share – basic and fully diluted	$(0.02)	$(0.02)	$(0.06)	$(0.04)

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP

Statements of Cash Flow

(Unaudited and Restated)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,228,946)	$(844,669)
Adjustments to reconcile net income (loss) to Net cash provided from (used by) operating activities:
Depreciation expense	66,491	14,314
Bad debt expense	—	32,359
Amortization of loan fees	216,845	—
Deferred rent	(5,366)	—
Stock issued for financing costs	62,500	—
Stock issued for compensation	200,000	—
Changes in assets and liabilities:
Accounts receivable	225,990	(633,240)
Unbilled revenue	54,086	—
Prepaid and other current assets	(151,439)	(31,895)
Accounts payable	14,397	306,175
Accrued payroll and employee benefits	166,729	252,565
Accrued interest on note payable	41,285	—
Deferred tax liability	—	581,106
Other current liabilities	186,040	18,987
Net cash used by operating activities	(151,388)	(304,298)

Cash flows from investing activities:
Purchase of fixed assets, including internal-use software	(19,012)	(201,306)
Deposits	22,045	(18,196)
Net cash provided from (used by) investing activities	3,033	(219,502)

Cash flows from financing activities:
Proceeds from line of credit	—	688,000
Payments on line of credit	—	(48,865)
Proceeds from capital lease obligation	—	20,039
Payments on capital lease obligation	(2,275)	—
Proceeds from convertible note payable	2,500,000	—
Payments on convertible note payable	(576,923)	—
Proceeds from exercise of warrants	1,800	—
Distributions to shareholders	—	(16,850)
Net cash provided from financing activities	1,922,602	642,324

Net increase in cash and cash equivalents	1,774,247	118,524
Cash and cash equivalents, beginning of period	402,779	173,236
Cash and cash equivalents, end of period	$2,177,026	$291,760

Supplemental disclosures:
Interest paid	$334,675	$49,032

Income taxes paid	$55,184	$2,212

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

In this discussion, the terms “Company”, “we”, “us”, and “our”, refer to IT&E International Group, Inc. and subsidiary, except where it is made clear otherwise.

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

IT&E International Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A to the quarterly report on Form 10-QSB for the three and nine months ended September 30, 2005 that was originally filed on November 14, 2005 (the “Original Form 10-QSB”) by IT&E International Group, a Nevada corporation and the predecessor to IT&E International Group, Inc., and amended and refiled on November 16,2005 to correct an error that was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International Group and Clinical Trials Assistance Corp. in April of 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis of accounting. As a result, we have determined that a deferred tax liability of $581,106 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to $440,641 resulting in the recognition of $140,465 of deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of $440,641 should have been included on the respective period end balance sheets. This adjustment has no impact on our actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

In addition, in the course of preparing our year-end financial statements, it was determined that $220,000 of relocation expenses recorded as such in the fourth quarter of 2005 should have been recorded as such in the second quarter of 2005 because our Board of Directors formally approved of such expenses in April 2005, and that $88,124 of expenses that were recorded as such in the fourth quarter of 2005 should have been recorded as such in the third quarter of 2005, the quarter in which the services were provided to us, even though the invoices related to such expenses were not received by us until the fourth quarter due to delays in invoicing by the applicable vendor.

The section of this 10-QSB/A entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Notes 2 and 5 to the financial statements included herein and Item 3 of Part I have been amended to reflect the foregoing.

The effect on our previously issued financial statements are summarized as follows:

Balance Sheet as of September 30, 2005

	Previously Reported	Increase (Decrease)	Restated
Deferred Tax liability	$—	$440,641	$440,641
Current Liabilities	3,191,318	748,765	3,940,083
Total Liabilities	5,504,706	748,765	6,253,471
Retained Deficit	(882,149)	(748,765)	(1,630,914)

Statement of Operations for the Three Months Ended September 30, 2005

	Previously Reported	Increase (Decrease)	Restated
Cost of Revenue	$2,886,019	$77,847	$2,963,866
General and Administrative Expenses	842,160	10,277	852,437
Net Loss	(332,071)	(88,124)	(420,195)

Statement of Operations for the Nine Months Ended September 30, 2005

	Previously Reported	Increase (Decrease)	Restated
Cost of Revenue	$8,907,476	$77,847	$8,985,323
General and Administrative Expenses	2,405,345	230,277	2,635,622
Net Loss	(920,822)	(308,124)	(1,228,946)
Net Loss Per Share—Basic and Diluted	(0.05)	(0.01)	(0.06)

Statement of Operations for the Nine Months Ended September 30, 2004

	Previously Reported	Increase (Decrease)	Restated
Provision for Income Taxes	$—	$581,106	$581,106
Net Loss	(263,563)	(581,106)	(844,669)

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

The following is a summary of activity of outstanding stock options under the 2005 Equity Incentive Plan:

	Number of Shares	Weighted Average Exercise Price

Options granted	3,018,250	$0.23
Options exercised	—	—
Options cancelled	(37,500)	0.25

Balance at September 30, 2005	2,980,750	$0.23

Exercisable at September 30, 2005	298,927	$0.25

The following is a summary of information about the 2005 Stock Option Plan options outstanding at September 30, 2005:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Outstanding Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Exercise Price

$0.17-$0.25	2,980,750	2.7 years	$0.23	298,927	$0.25

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(restated)		(restated)	(restated)
Net loss attributable to common stockholders
As reported	$(420,195)	$(434,780)	$(1,228,946)	$(844,669)
Fair value of stock-based employee compensation	(275,939)	—	(480,868)	—

Pro forma	$(696,134)	$(434,780)	$(1,709,814)	$(844,669)

Net loss per share
As reported	$(0.02)	$(0.02)	$(0.06)	$(0.04)

Pro forma	$(0.03)	$(0.02)	$(0.08)	$(0.04)

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

IT&E International Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A to the quarterly report on Form 10-QSB for the three and nine months ended September 30, 2005 that was originally filed on November 14, 2005 (the “Original Form 10-QSB”) by IT&E International Group, a Nevada corporation and the predecessor to IT&E International Group, Inc., and amended and refiled on November 16,2005 to correct an error that was discovered related to the deferral of income taxes associated with a required change in the method of recognizing income and expenses for purposes of our tax returns at the time of the merger between IT&E International Group and Clinical Trials Assistance Corp. in April of 2004. At such time, we were required to recognize income and expenses on an accrual basis rather than a cash basis of accounting. As a result, we have determined that a deferred tax liability of $581,106 should have been recognized in the quarter ended June 30, 2004 with a corresponding charge to deferred tax expense. This deferred tax liability should have then been adjusted in the quarter ended December 31, 2004 to $440,641 resulting in the recognition of $140,465 of deferred tax benefit. In addition, for each of the first three quarters of 2005, a deferred tax liability of $440,641 should have been included on the respective period end balance sheets. This adjustment has no impact on our actual cash flows; however, it will result in some reclassifications within the statements of cash flows for the applicable periods.

In addition, in the course of preparing our year-end financial statements, it was determined that $220,000 of relocation expenses recorded as such in the fourth quarter of 2005 should have been recorded as such in the second quarter of 2005 because our Board of Directors formally approved of such expenses in April 2005, and that $88,124 of expenses that were recorded as such in the fourth quarter of 2005 should have been recorded as such in the third quarter of 2005, the quarter in which the services were provided to us, even though the invoices related to such expenses were not received by us until the fourth quarter due to delays in invoicing by the applicable vendor.

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

Operating Expenses

Cost of revenues for the three months ended September 30, 2005 were $3.0 million, an increase of 23%, from $2.4 million in the third quarter of 2004. Gross profits were 29.9% for the third quarter of 2005 as compared to 19.9% during the same period in 2004. Cost of revenues for the nine months ended September 30, 2005 were $9.0 million as compared to $6.7 million during the same period of 2004. Gross profit for the nine month periods ended September 30, 2005 and 2004 were 30.2% and 27.9%, respectively. During the third quarter of 2005 we earned higher margins than in 2004 as a result of servicing contracts during 2004 in which we initially took lower margins to secure selected new business. In addition, during the third quarter of 2005, we began to improve our margins by controlling the costs of providing our contractors to the customer, as well as improving our personnel management to reduce the amount of time our employees are not billable.

General and Administrative expenses increased by $142,000, or 20%, to approximately $852,000 during the third quarter of 2005 as compared to $710,000 during the third quarter of 2004. This increase is primarily the result of increased costs associated with being a public company, as well as costs incurred to add depth to our management team, and for outside consultants to assist us with our merger and acquisition strategy. In addition, the General and Administrative expense for the nine month period ended September 30, 2005, decreased $220,000 as a result of the authorization by our board of directors of the reimbursement of relocation expenses to three of our officers. With the exception of this relocation cost item, we expect General and Administrative costs to continue at its current rate throughout 2005 as we continue to grow as a public entity and move ahead with our strategy of seeking follow-on investors to support our acquisition strategy.

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

Total Current Assets at September 30, 2005 were $4.9 million as compared to $3.3 million as of December 31, 2004.

Total Current Liabilities at September 30, 2005 were $3.9 million as compared to $2.1 million at December 31, 2004. This increase is primarily the result of an increase in accrued payroll and employee benefits, and an increase in the current portion owed on the note payable to Laurus since principal payments began on May 1, 2005. In addition, during the second quarter of 2005 our Board of Directors approved the reimbursement of relocation expenses to three of our officers. As such, an accrual for $220,000 was established in the second quarter of 2005 for these costs and such amount had not been paid as of September 30, 2005.

Total Liabilities at September 30, 2005 were $6.3 million as compared to $3.9 million at December 31, 2004. Of the amount due at September 30, 2005, $4.5 million was due to Laurus.

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

However, as a result of the discovery of the errors which have resulted in the restatement of certain of our financial statements that were discovered in connection with our year-end audit for the fiscal year ended December 31, 2005, we have concluded that our disclosure controls and procedures were not effective during the quarter ended September 30, 2005.

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

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROPOSAL 1 - ELECTION OF DIRECTORS

The following directors were elected to hold office until the Company’s 2006 Annual Meeting or until their successors have been duly elected and qualified:

	For	Against	Withhold	Broker Non-Votes
Peter R. Sollenne	38,514,858	0	109,500	0
Kelly Alberts	38,371,458	0	252,900	0
Anthony Allocca	38,380,958	0	243,400	0

PROPOSAL 2 – APPROVAL OF THE COMPANY’S 2005 EQUITY INCENTIVE PLAN

The following is the vote approving the Company’s 2005 Equity Incentive Plan:

	For	Against	Withhold
2005 Equity Incentive Plan	30,890,019	242,220	44,350

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

	For	Against	Withhold
Increase of Series A Preferred Stock	30,630,506	370,260	175,823

PROPOSAL 5 – RATIFICATION AND APPOINTMENT OF BECKSTEAD AND WATTS, LLP TO SERVE AS INDEPENDENT ACCOUNTANTS FOR FISCAL YEAR 2005

The following is the vote approving the ratification and appointment of Beckstead and Watts, LLP to serve as the Company’s independent accountants for fiscal year 2005:

	For	Against	Withhold
Ratification and appointment of Beckstead and Watts, LLP	38,522,258	67,600	34,500

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