Form 10QSB
period 2006-03-31
IT&E INTERNATIONAL GROUP
filed 2006-05-15
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Common Stock, $0.001 par value per share, 650,000,000 shares authorized, 60,448,875 issued and outstanding as of March 31, 2006. Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, 11,500 issued and outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements and Exhibits

As prescribed by Item 310 of Regulation S-B, the unaudited interim financial statements have been prepared to reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented. Our unaudited financial statements for the three months ended March 31, 2006, follow.

IT&E INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
Cash	$6,655,127	$6,414,770
Accounts receivable (net allowance for doubtful accounts of $75,000 for 2006 and 2005)	2,673,442	2,989,646
Unbilled revenue	473,905	183,938
Prepaid and other current assets	260,442	181,823
Total Current Assets	10,062,916	9,770,177

Property and equipment, net	249,124	275,263
Deposits	114,870	11,679
Finite life intangibles (net of accumulated amortization of $118,876 of $39,625 in 2006 and 2005, respectively)	912,124	991,375
Goodwill	3,196,813	3,196,813
Total Assets	$14,535,847	$14,245,307

Accounts payable	$1,092,389	$585,590
Accrued payroll and employee benefits	734,869	351,238
Current portion of capital lease obligations	3,692	3,250
Current portion of notes payable to employees	162,616	101,437
Accrued relocation costs to officers	220,000	220,000
Deferred revenue	1,414,831	1,066,004
Deferred rent	20,413	22,670
Other accrued liabilities	372,003	433,745
Total Current Liabilities	4,020,813	2,783,934
Long-term capital lease obligations, less current portion	11,479	12,765
Notes payable to employees, less current portion	574,950	654,384
Total Liabilities	4,607,242	3,451,083

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized:
Series D Convertible Preferred stock, $.001 par value, 16,500 Shares authorized 11,500 shares issued and outstanding with a stated value of $11,500,000	8,105,938	8,105,938
Common stock, $.001 par value, 650,000,000 shares authorized, 60,448,875 shares issued and outstanding	60,449	60,449
Convertible warrants	3,108,944	3,108,944
Call option	285,118	285,118
Additional paid-in capital	2,614,766	2,504,427
Retained deficit	(4,246,610)	(3,270,652)
Total Equity	9,928,605	10,794,224
Total Liabilities and Capital	$14,535,847	$14,245,307

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended
	March 31,
	2006	2005

Service revenue	$4,638,976	$4,446,580
Reimbursement revenue	319,752	98,346
Total	4,958,728	4,544,926

Cost of revenue	3,822,652	3,112,957
Gross profit	1,136,076	1,431,969

Operating Expenses:
General and administrative	1,452,804	814,189
Sales and marketing	345,777	230,682
Depreciation and amortization	110,334	17,148
Officer compensation	257,770	185,462
Total Operating Expenses	2,166,685	1,247,481
Net Operating (Loss) Income	(1,030,609)	184,488

Other Income (Expense)
Interest income	64,041	—
Interest expense	(9,389)	(50,721)
Loan fee amortization	—	(72,281)
Fees on long term debt	—	(221,412)
Non-cash financing costs	—	(62,500)
Total Other Income (Expense)	54,652	(406,914)

Loss before income taxes	(975,957)	(222,426)
Income taxes	—	—
Net Loss	$(975,957)	$(222,426)

Weighted average number of common shares outstanding – basic and fully-diluted	60,448,875	19,022,221

Net loss per share - basic and fully diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Three Months ended
	March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(975,957)	$(222,426)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	31,083	17,148
Amortization of loan fees	—	72,281
Amortization of finite life intangibles	79,251	—
Amortization of deferred rent	(2,257)	(1,555)
Stock-based compensation	110,339	—
Common stock issued for financing costs	—	62,500
Changes in assets and liabilities
Accounts receivable, net	316,204	334,946
Unbilled revenue	(289,967)	(202,455)
Prepaid and other current assets	(78,624)	(105,732)
Deposits	(103,185)	4,843
Accounts payable	506,799	89,453
Accrued payroll and employee benefits	383,631	312,644
Deferred revenue	348,827	—
Accrued interest and fees owed on a note payable	—	238,808
Other accrued liabilities	(61,744)	(166,147)
Net cash provided by operating activities	264,400	434,308

Cash flow from investing activities
Purchase of property and equipment	(4,945)	(12,299)
Net cash used by investing activities	(4,945)	(12,299)

Cash flow from financing activities
Payments on capital lease obligations	(844)	(484)
Payments on notes payable to employees	(18,254)	—
Net cash used by financing activities	(19,098)	(484)

Net increase in cash and cash equivalents	240,357	421,525
Cash and cash equivalents, beginning of year	6,414,770	402,779
Cash and cash equivalents, end of year	$6,655,127	$824,304

Supplemental disclosures:
Interest paid	9,389	50,721
Income taxes paid	—	—

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the latest Form 10-KSB for IT&E International Group, Inc. These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (GAAP) and in accordance with the applicable rules of the Securities and Exchange Commission, do not include all of the information and disclosures required by GAAP for complete financial statements.

3.                                      NEW ACCOUNTING PRONOUNCEMENT

The Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123 ( R ), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”), during the first quarter of fiscal 2006. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS 123 (R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123 (R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123 (R).As a result of the Company’s adoption of SFAS 123 (R), the Company recorded stock-based compensation expense of approximately $110,000 for the three months ended March 31, 2006. No stock-based compensation expense was recorded nor was it calculated on a pro-forma basis for the three months ended March 31, 2005 as the stock option plan was not adopted by the Company until April 29, 2005.

Prior to the adoption of SFAS 123 (R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under  SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of its stock options granted to employees generally equaled the fair market value of the underlying stock at the time of grant.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation with the provisions of SFAS 123 (R).Stock-based compensation expense recognized in the Company’s results for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest; it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123.

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of the stock options granted under the employee stock option plan. The Company estimates the expected term of options granted (3.17 years) by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock (85%) by using its historical volatility that the Company believes is the best representative of its future volatility in accordance with SAB 107. The Company bases its risk-free interest rate that it uses in its option-pricing models (4.3%) on U.S. Treasury zero-coupon issues with remaining terms similar  to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing mode. The options granted have a contractual term of ten years.

4.                                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2006	December 31, 2005
Computers and Software	$353,054	$350,870
Furniture and Fixtures	76,452	73,692
Internal-Use Software	221,148	221,148
Leasehold Improvements	17,896	17,898
	668,550	663,608
Less: Accumulated Depreciation	(419,426)	(388,345)
Net Property and equipment	$249,124	$275,263

5.                                      NOTES PAYABLE TO EMPLOYEES

We assumed notes payable to Millennix employees as a part of the Millennix acquisition. These notes, with interest payable monthly at the prime rate of interest (7.75% as of March 31, 2006), mature various times over the next three years.

Aggregate maturities of notes payable to employees as of March 31, 2006 are as follows:

2006	$83,180
2007	329,726
2008	324,660
$737,566

6.                                      STOCK OPTION PLAN

On April 29, 2005, we adopted the “2005 Equity Incentive Plan” (the “Plan”) to provide a means by which we can retain and maximize the services of employees, directors and consultants. An aggregate of 7,500,000 shares of our common stock were initially reserved for issuance pursuant to awards from the Plan. Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The Plan was approved by our shareholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 25,000,000. On April 25, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 50,000,000.

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

The stock option activity is summarized below:

	Shares	Approximate Weighted- average exercise price
Outstanding at December 31, 2005	17,378,626	$0.18
Granted	1,121,500	$0.16
Exercised	—	—
Cancelled	(84,337)	$0.20
Outstanding at March 31, 2006	18,415,789	$0.19

The weighted-average fair value of options granted during the quarter ended March 31, 2006 using the Black-Scholes method was $0.10 per share. At March 31, 2006, 5,503,694 options were exercisable. Exercise prices of outstanding options at March 31, 2006 ranged from approximately $0.16 to $0.25 per share. The weighted-average remaining contractual life of the options outstanding at March 31, 2006 was 9.56 years.

At March 31, 2006, 6,584,211 shares remained available for future issuance or grant under the Plan.

7.                                      TAXES ON INCOME

Inasmuch as the Company had losses in the quarter ended March 31, 2006, there was no accrual of income taxes as the Company has established a full valuation allowance against any future benefit for these losses.

8.             REPORTABLE SEGMENTS

The Company is comprised of two business segments, both of which are in the life sciences: IT&E International, which provides its clients with services and solutions in the drug development process, clinical research and regulatory compliance and Millennix which is a contract research organization (“CRO”) that provides comprehensive clinical research and regulatory planning, as well as protocol development, investigator qualification and recruitment, study implementation and management, and data management. The segment data are as follows:

	For the Three-month period ended March 31,
	2006	2005

Net revenue:
IT&E International	$3,687,714	$4,544,926
Millennix	1,271,015	—
Consolidated net revenue	4,958,729	4,544,926

Operating income:
IT&E International	(233,046)	184,488
Millennix	(336,979)	—
Corporate	(460,584)	—
Total operating income	(1,030,609)	184,488

	March 31, 2006	December 31, 2005

Total assets:
IT&E International	2,557,397	2,670,982
Millennix	5,200,859	5,042,838
Corporate assets	6,777,591	6,531,487
	14,535,847	14,245,307

9.                                      COMMITMENTS AND CONTINGENCIES

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

Two payments of $700,000 each may become payable contingent on the achievement of certain earnout milestones as set forth in the agreement for the purchase of substantially all of the assets of Millennix on November 9, 2005.

ITEM 2. Management’s Discussion and Analysis

The information discussed below is derived from the Financial Statements included in this Form 10-QSB for the three months ended March 31, 2006, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

Company Overview

We are a life sciences service organization focused on providing our clients with project-based consulting services in the areas of FDA regulatory compliance, data management, biometrics and clinical validation throughout the clinical trial lifecycle. Our services range from recruitment of patients for clinical trials and providing skilled personnel to assist with managing clinical trials, to providing enterprise software solutions and training to manage data to ensure FDA compliance. We also provide validation services for new pharmaceutical manufacturing facilities. We serve a variety of clients, including those in the private industry, public institutions, research facilities and the government. We are managed in two reportable segments.

We are in the process of seeking other businesses to acquire so that we can expand our operations. For example, as noted below, in November 2005, we acquired substantially all of the assets of Millennix Inc. (“Millennix”), a contract research organization (“CRO”) based in the State of New York. We believe the CRO industry offers many opportunities to integrate our regulatory compliance and validation expertise into clients that use outsourced services performed by CRO’s. We view the opportunity to build our business through the acquisition of established CRO’s will allow us to more efficiently  provide a multitude of services than would be possible if we were to build such services internally. We will continue to move ahead on the execution of our strategic plan to enable us to obtain and maintain a strong position within the CRO industry.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major clients, and we believe this dependence will continue. Our client list includes many of the top-tier pharmaceutical and biotechnology companies. For the quarter ended March 31, 2006, our contracts with Boston Scientific, AmGen, Genetech and Schering-Plough resulted in approximately 27.0%, 7.2%, 9.7% and 12.5% of our service revenues, respectively. The loss of business from any of our major clients could have a material adverse effect on us.

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

The Reincorporation and Conversion of the Senior Secured Promissory Notes into Series D Convertible Preferred Stock

On March 2, 2006, we effected our reincorporation from the State of Nevada into the State of Delaware (the “Reincorporation”). The Reincorporation was accomplished as follows: (i) we formed a new Delaware corporation, which was a wholly-owned subsidiary of ours (“IT&E Delaware”), (ii) we merged with and into IT&E Delaware pursuant to a Reincorporation agreement, and (iii) following the merger, IT&E Delaware was the surviving and successor entity and IT&E Delaware’s certificate of incorporation and bylaws became our governing documents. Pursuant to IT&E Delaware’s certificate of incorporation, we now have 650,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock, with rights, preferences and privileges as may be determined by our Board of Directors from time to time. Pursuant to the Reincorporation agreement, each outstanding share of our common stock was automatically converted into one (1) share of common stock of IT&E Delaware. Effective upon the Reincorporation, our name changed from “IT&E International Group” to “IT&E International Group, Inc.”

In addition, in connection with the Reincorporation, we filed a Certificate of Designations thereby duly authorizing and creating our Series D Convertible Preferred Stock, at which time the Senior Secured Convertible Promissory Notes we issued to certain investors in a private placement in November 2005 were automatically converted into 11,500 shares of such Series D Convertible Preferred Stock.

Results of Operations

Three Months Ended March 31, 2006 and 2005

For the three months ended March 31, 2006, we generated service revenues of $4,638,976, as compared to $4,446,580 for the three months ended March 31, 2005, an increase of 4.1%. Included in the quarterly revenue amount was $1,271,015 earned from our recently acquired CRO business. Excluding the increase related to the acquisition of the new CRO business, revenue decreased 18.9%. In the fourth quarter of 2005, several of our larger clients did not renew our services for additional work which we have yet to replace which will result in a continued reduction in our revenues. Though we anticipate our contract service work returning to levels achieved in 2005, there is no assurance when we will be able to obtain such new contracts, if ever. We also incur out-of-pocket costs in excess of contract amounts. These out-of-pocket costs are generally reimbursable by our clients. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the statements of operations. The timing of these costs and revenues vary throughout the year depending on the projects being serviced. Reimbursement revenue and out-of-pocket expenses were approximately $319,752 for the three months ended March 31, 2006 and $98,346 for the three months ended March 31, 2005.

Cost of revenues are primarily personnel-related and consists of compensation, related payroll taxes and fringe benefits for our project-related staff, as well as for externally contracted personnel. The cost of revenues, including out-of-pocket costs for the three months ended March 31, 2006 was $3,822,652, including $562,500 attributable to Millennix, as compared to $3,112,957 for the three months ended March 31, 2005. Gross profit margins were 22.9% including Millennix and 11.6% excluding Millennix for the three months ended March 31, 2006 and 31.5% for the three months ended March 31, 2005. Fluctuations in client requests for services impact our profit margins. Though the majority of our contractors are either hourly or outside contractors that are used for certain short-term projects, we have a group of contractors that we have chosen to make full-time employees due to their technical expertise and their ability to manage projects. When these contractors are not fully utilized by our clients due to client fluctuations, which is standard in the industry, their costs directly impact our profit margins since costs are being incurred without corresponding revenue.

Late in the fourth quarter of 2005, we began to encounter larger than normal client fluctuations and our service renewals declined and have continued to decline into the first quarter of 2006. This trend has caused management to re-evaluate how we are staffing the current work, as well to determine how to utilize our full-time contractors that cannot be deployed at a client.

General and administrative expenses consist of compensation, related payroll taxes and fringe benefits for our administrative staff, outside professional costs, facility costs and other costs. For the three months ended March 31, 2006, general and administrative expenses were $1,462,957 compared to $814,189 for the same period in 2005. The increase in general and administrative expenses was due primarily to the increased costs associated with being a public company, including legal and accounting fees, public relations costs and additional insurance costs; costs associated with the search for acquisition targets and funding sources, costs associated with outsourcing information technology, human resource, financial advisory services and the acquisition of Millennix. Due to the increase in the number of contracts being serviced by our Millennix division, in February 2006 we entered into a new lease that will provide for the additional space required to accommodate the increase in personnel at our Millennix division. The monthly rent for space occupied by our Millennix division will more than double due to the substantially increased square footage being leased; however, due to lease concessions, the net difference in cash outflow for 2006 as compared to the current lease will not be material. Payments under this lease will be substantially more in future years. The lease is effective May 1, 2006.

Sales and marketing expenses consist of compensation, related payroll taxes and fringe benefits for sales and marketing personnel, along with their out-of-pocket costs, as well other costs such as advertising and trade shows. Sales and marketing expenses for the three months ended March 31, 2006 were $345,777 as compared to $230,682 for the same period in 2005. The increase was due primarily to the addition of Millennix’s sales and marketing expenses.

Depreciation and amortization expense increased to $110,334 for the three months ended March 31, 2006 as compared to $17,148 for the three months ended March 31, 2005. This increase was primarily due to  the amortization of the intangible assets acquired with Millennix.

Officer compensation increased to $257,770 for the three months ended March 31, 2006 as compared to $185,462 for the same period in 2005. This increase was primarily due to the addition of an officer of Millennix.

Other Income (Expense)

We earned $64,041 of interest income in the three months ended March 31, 2006 from our interest bearing investments. We did not earn any interest income during the three months ended March 31, 2005.

Interest expense decreased to $9,389 for the three months ended March 31, 2006 compared to $50,721 for the same period in 2005. This decrease is mainly due to the repayment of the promissory note held by Laurus Master Fund Ltd. in November 2005. We expect interest expense to decrease in 2006, as the only material debts outstanding are the notes payable to employees that were assumed as a part of the Millennix asset acquisition.

We had no loan fee amortization in the first quarter of 2006 as compared to loan amortization costs of $72,281 for the same period in 2005 due to the payment of the promissory note held Laurus Master Fund Ltd. in November 2005.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $6,655,127, an increase of $5,830,823 from the $824,304 balance at March 31, 2005. In addition, at March 31, 2006, we had positive working capital of $6,042,103 as compared to $849,109 in working capital at March 31, 2005. The increase is primarily due to the sale of $11,500,000 in senior secured convertible promissory notes in November 2005. Such notes were subsequently converted into 11,500 shares of our Series D Preferred Stock.

ComVest Investment Partners II LLC (“ComVest”) in the connection with the private placement of our senior secured convertible promissory notes and warrants to purchase our common stock, acquired a right to purchase additional shares of our Series D Preferred Stock at a purchase price of up to $5,000,000 and warrants to purchase up to an additional 35,714,275 shares of common stock that expired on May 9, 2006 (the “ComVest Option”). On May 8, 2006, the expiration of ComVest Option was extended and now expires on November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest is entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares.

We intend to use our cash in 2006 for our general working capital needs, improvements to our infrastructure and computer systems as we prepare for our growth, and to continue our acquisition strategy. Because the level of service revenue in the first quarter of 2006 was less than our service revenue earned in 2005, we used additional cash for general working capital needs, payment of on-going transaction costs associated with the private placement of our stock in November 2005 as well as an initial deposit related to the new Millennix division lease of $137,000. Although we anticipate our services revenue increasing in future periods, there can be no assurance that such increases will occur or that such additional revenues will be sustained or sufficient to fund our operations. Management is actively monitoring costs so as to minimize the impact on cash and to allow us to retain a majority of our cash to fund acquisitions and to invest in capital projects that will allow us to manage the growth that is expected to result from our acquisition strategy.

We have identified a number of capital projects that are planned to be completed during 2006. We are currently evaluating and plan to implement an integrated time and project tracking accounting system. This system will provide management with much improved tools to follow the progress of projects, assist with the utilization of staff, and improve our capability to track costs in order to more accurately submit our client proposals and improve profit margins. The cost of purchasing and implementing this system is being determined. We anticipate that the total cost will be no greater than $250,000.

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

Significant Accounting Policies

Revenue Recognition, Accounts Receivable, and Unbilled Receivables

Revenues are derived primarily from FDA validation and compliance outsourcing services, consulting, and systems integration, though with our acquisition of the assets of Millennix in November, we also began earning revenues from providing clinical research services. Revenues are primarily recognized on a time-and-materials or percentage-of-completion basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgment regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to several years.

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

IT&E International’s contracts are primarily performed on a time and materials basis, while the Millennix contracts are primarily fixed fee contracts.

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

The contracts acquired from Millennix typically required upfront payments of 10-15% of the projected amount of the contract, resulting in the recognition of deferred revenue that gets allocated to revenue over the period of the contract. At March 31, 2006 and 2005 the deferred revenue balance was approximately $1,414,831 and 1,066,044 respectively.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. As of March 31, 2006 and 2005, the Company had unbilled revenues included in current assets of approximately $473,905 and $335,853, respectively.

Credit Risks

Financial instruments that subject us to concentrations of credit risks consist primarily of cash and cash equivalents and billed and unbilled accounts receivable. Our clients are primarily involved in the healthcare and pharmaceutical industries. The healthcare and life sciences industries may be affected by economic factors, which may impact accounts receivable. At March 31, 2006, approximately 48% of the outstanding trade receivables are due from 4 clients who also accounted for approximately 56% of total sales. At March 31, 2005, approximately 43% of the outstanding trade receivables were due from 4 clients who also accounted for 43% of total sales. However, because a significant majority of our accounts receivable exposure is to large, well established firms, management believes that concentrations of credit risk with respect to our billed and unbilled accounts receivable are mitigated, to some degree, due to the size and nature of our clients.

Goodwill

The Company accounts for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually, and any such impairment will be recorded as a charge to operations. At March 31, 2006 the Company had no impairment in the carrying value of its goodwill.

Stock-Based Compensation

On April 29, 2005, we adopted the 2005 Equity Incentive Plan (the “Plan”) to provide a means by which we can retain and maximize the services of employees, directors and consultants. An aggregate of 7,500,000 shares of our common stock may be issued pursuant to awards from the Plan. The Plan was approved by our stockholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance to 25,000,000. On April 25, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance to 50,000,000.

Beginning in 2006, the Company has recorded any stock-based compensation using the “modified prospective” method as permitted under SFAS 123R. The “modified prospective” recognized compensation cost beginning on January 1, 2006 for all share-based payments granted after January 1, 2006 and for the unvested portion of previously granted awards outstanding as of January 1, 2006.

For the quarter ended March 31, 2006, the fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2006: weighted-average risk-free interest rates of 4.3%, dividend yields of 0%, expected volatility of 85%, and a weighted-average expected life of 3.7 years. The Company had no stock-based compensation in the three months ended March 31, 2005.

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

Net Loss Per Share

Net loss per basic share is computed using the weighted average number of common shares outstanding. Net loss per diluted share is computed using the weighted average common shares and potential common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Series D Convertible Preferred Stock, and warrants to purchase 82,142,832 shares of common stock, were “in-the-money” at March 31, 2006, but were not included in the computation of earnings per diluted shares because the effect would be antidilutive. There were no vested “in-the-money” stock options at March 31, 2006 or March 31, 2005.

Employees

At March 31, 2006, we had 115 employees. Additionally, we utilize the services of approximately 38 outside consultants who work as independent contractors.

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements.”  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

However, whether actual results or developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control.

Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; and (ii) our business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such forward-looking statements.

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

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-QSB, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-QSB. During the course of our evaluation of our controls, we advised the audit committee of our board of directors that we had identified certain issues that on an accumulated basis rose to the level of a “material weakness” in our disclosure controls and related internal controls. A “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

Due to the foregoing items and potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

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

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, we do intend to take remedial action related to our material weakness described above which may result in a significant change to our internal controls over financial reporting in the future.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 7, 2006, David Sinutko filed the action titled Sinutko v. IT&E International, Case No. 861011 in the Superior Court of the State of California, County of San Diego, Central Division against us. Mr. Sinutko alleges he owns and operates POI, Inc., (collectively, “Sinutko”), and that under a letter agreement POI, Inc. had with us, Sinutko is owed in excess of $550,000 (plus attorneys fees and costs) from us as a commission for alleged services provided to us related to our recent private placement of senior secured convertible promissory notes. We believe Sinutko’s claims are without merit and subject to defenses, and we intend to vigorously defend ourselves; however, we do not know if we will ultimately prevail or if the outcome will harm our business, financial condition, or results of operation.

Additionally, we are involved in various other legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2006, our previously issued senior secured convertible promissory notes automatically converted into 11,500 shares of our Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is initially convertible at the option of the holder into 14,285.71 shares of our common stock.

The offers and sales of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by the Company not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Entry into a Material Definitive Agreement

In February 2006, we entered into a Lease Agreement with 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue, LLC (collectively, “Westchester”). The lease provides that Westchester will lease to approximately 15,874 square feet in the facility located at 800 Westchester Avenue, Rye Brook, New York 10573. The term of the Lease shall begin on May 1, 2006 and terminate on September 30, 2011.

ITEM 6. Exhibits

(a)  Exhibits

Exhibit Number	Title of Document

10.23	Lease Agreement dated February 2006 between 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue, LLC, and IT&E International Group, Inc.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

IT&E International Group, Inc.
(Registrant)

Dated: May 15, 2006	By:	/s/ Alastair McEwan
Alastair McEwan
Chief Executive Officer
Director

Dated: May 15, 2006	By:	/s/ Michael L. Jeub
Michael L. Jeub
Chief Financial Officer