Form 10QSB
period 2006-06-30
IT&E INTERNATIONAL GROUP
filed 2006-08-14
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50095

IT&E INTERNATIONAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-4354185
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 California Avenue, Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (508) 416-2600

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

Common Stock, $0.001 par value per share, 650,000,000 shares authorized, 60,448,875 issued and outstanding as of June 30, 2006. Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, 11,500 issued and outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the unaudited interim financial statements have been prepared to reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented and are of a normal and recurring nature. Our unaudited financial statements for the three and six months ended June 30, 2006, follow.

IT&E INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
Cash	$5,441,041	$6,414,770
Accounts receivable (net of allowance for doubtful accounts of $90,000 for 2006 and $75,000 in 2005)	2,884,355	2,989,646
Unbilled revenue	422,428	183,938
Prepaid and other current assets	220,538	181,823
Total Current Assets	8,968,362	9,770,177

Property and equipment, net	396,436	275,263
Deposits	114,860	11,679
Finite life intangibles (net of accumulated amortization of $198,876 and of $39,625 in 2006 and 2005, respectively)	832,873	991,375
Goodwill	3,192,239	3,196,813
Total Assets	$13,504,770	$14,245,307

Accounts payable	$799,697	$585,590
Accrued payroll and employee benefits	450,657	351,238
Current portion of capital lease obligations	29,754	3,250
Current portion of notes payable to employees	244,113	101,437
Accrued relocation costs to officers	220,000	220,000
Deferred revenue – Initiation fees	790,115	922,484
Customer Advances	742,277	143,520
Deferred rent	84,629	22,670
Other accrued liabilities	411,311	433,745
Total Current Liabilities	3,772,553	2,783,934
Long-term capital lease obligations, less current portion	52,921	12,765
Notes payable to employees, less current portion	481,154	654,384
Total Liabilities	4,306,628	3,451,083

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized:
Series D Convertible Preferred stock, $.001 par value, 16,500 shares authorized 11,500 shares issued and outstanding with a stated value of $11,500,000	8,105,938	8,105,938
Common stock, $.001 par value, 650,000,000 shares authorized, 60,448,875 shares issued and outstanding	60,449	60,449
Convertible warrants	3,108,944	3,108,944
Call option	170,729	285,118
Additional paid-in capital	2,852,091	2,504,427
Retained deficit	(5,100,009)	(3,270,652)
Total Equity	9,198,142	10,794,224
Total Liabilities and Capital	$13,504,770	$14,245,307

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Service revenue	$4,746,420	$4,297,356	$9,490,958	$8,743,936
Reimbursement revenue	176,591	134,608	391,051	232,955
Total	4,923,011	4,431,964	9,882,009	8,976,891

Cost of revenue	3,469,663	3,141,455	7,292,585	6,254,412
Gross profit	1,453,348	1,290,509	2,589,424	2,722,479

Operating expenses:
General and administrative	1,408,242	973,440	2,751,441	1,773,715
Sales and marketing	451,147	470,667	906,531	701,350
Depreciation and amortization	112,465	25,601	222,799	42,749
Officer compensation	393,634	242,096	651,403	448,843
Total Operating Expenses	2,365,488	1,711,804	4,532,174	2,966,657
Net Operating Loss	(912,140)	(421,295)	(1,942,750)	(244,178)

Other Income (Expense)
Interest income	70,409	2,318	134,451	2,318
Interest expense	(11,669)	(95,067)	(21,057)	(145,784)
Loan fee amortization		(72,281)		(144,563)
Fees on long-term debt				(214,043)
Non-cash financing costs				(62,500)
Total Other Income (Expense)	58,740	(165,030)	113,394	(564,572)

Loss before income taxes	(853,400)	(586,325)	(1,829,356)	(808,750)
Income taxes
Net Loss	$(853,399)	$(586,325)	$(1,829,356)	$(808,750)

Weighted average number of common shares outstanding-basic and fully-diluted	60,448,875	21,344,198	60,448,875	19,938,363

Net loss per share-basic and fully-diluted	$(0.01)	$(0.03)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these financial statements.

IT&E INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities
Net loss	$(1,829,356)	$(808,750)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense	64,297	42,749
Amortization of finite life intangibles	158,502	144,563
Amortization of deferred rent	61,959	(3,110)
Stock issued for financing costs	—	62,500
Stock issued for compensation	233,275	200,000
Changes in assets and liabilities
Accounts receivable, net	105,291	391,770
Unbilled revenue	(238,490)	(85,205)
Prepaid and other current assets	(38,715)	(71,370)
Deposits	(103,181)	19,370
Accounts payable	214,107	102,994
Accrued payroll and employee benefits	99,419	290,584
Deferred revenue	466,388	—
Accrued interest and fees owed on a note payable	4,660	23,550
Other accrued liabilities	(27,095)	23,019
Net cash (used) provided by operating activities	(828,939)	332,664

Cash flows from investing activities
Purchase of property and equipment	(112,514)	(17,712)

Cash flows from financing activities
Payments on capital lease obligation	(1,721)	(1,233)
Proceeds from convertible note payable	—	500,000
Payments on convertible note payable	—	(200,000)
Proceeds from exercise of warrants	—	1,800
Payments on notes payable to employees	(30,555)	—
Net cash (used) provided by financing activities	(32,276)	300,567

Net (decrease) increase in cash and cash equivalents	(973,729)	615,519
Cash and cash equivalents, beginning of period	6,414,770	402,779
Cash and cash equivalents, end of year	$5,441,041	$1,018,298

Supplemental disclosures:
Interest paid	21,057	50,721
Income taxes paid	—	—

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

We are a life sciences organization focused on providing our clients with services and solutions in the drug development process, clinical research and regulatory compliance. We serve a variety of clients, including those in private industry, public institutions, research facilities and the government. In November 2005, we acquired the assets of Millennix Inc. (“Millennix”), a contract research organization (“CRO”) that provides comprehensive clinical research services of Phase I through Phase IV clinical trials. On July 31, 2006 we acquired Averion, Inc. another CRO (See Note 10, “Subsequent Events”). Our CRO division also assists its clients with strategic and regulatory planning, as well as protocol development, investigator qualification and recruitment, study implementation and management, and data management. By focusing on specialized practice areas in regulatory compliance, clinical research, and international development of global health and advanced technology research, we are able to offer solutions with one common goal in mind: to improve the human condition by delivering solutions to the life sciences community.

2.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the latest Form 10-KSB for IT&E International Group, Inc. These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (GAAP) and in accordance with the applicable rules of the Securities and Exchange Commission, but do not include all of the information and disclosures required by GAAP for complete financial statements.

Certain amounts in December 31, 2005 financial statements have been reclassified to conform to the presentation of the June 30, 2006 financial statements.

3.             NEW ACCOUNTING PRONOUNCEMENT

The Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123 (R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”), during the first quarter of fiscal 2006. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS 123 (R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123 (R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123 (R). As a result of the Company’s adoption of SFAS 123 (R), the Company recorded stock-based compensation expense of approximately $122,936 for the three months ended June 30, 2006 and $239,936 for the six months ended June 30, 2006. The stock option plan was adopted by the Company April 29, 2005 and on a pro-forma basis the Company would have recognized $211,304 in stock-base compensation for the quarter ended June 30, 2005 (See Note 6 “Stock Option Plan”).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months and six months ended June 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123.  Stock-based compensation expense recognized in the Company’s results for the second quarter of fiscal year 2006 is based on awards ultimately expected to vest; it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123.

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of the stock options granted under the employee stock option plan. The Company estimates the expected term of options granted (3.7 years) by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock (85%) by using its historical volatility that the Company believes is the best representative of its future volatility in accordance with SAB 107. For the quarter ended June 30, 2006 the Company based its risk-free interest rate that it uses in its option-pricing models (5.04%) on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model. The options granted have a contractual term of ten years.

4.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2006	December 31, 2005
Computers and Software	$481,872	$350,870
Furniture and Fixtures	76,754	73,692
Internal-Use Software	221,148	221,148
Leasehold Improvements	69,302	17,898
	849,076	663,608
Less: Accumulated Depreciation	(452,640)	(388,345)
Net Property and equipment	$396,436	$275,263

5.             NOTES PAYABLE TO EMPLOYEES

We assumed notes payable to Millennix employees as a part of the Millennix acquisition. These notes, with interest payable monthly at the prime rate of interest (8.25% as of June 30, 2006), mature various times over the next three years.

6.             STOCK OPTION PLAN

On April 29, 2005, we adopted the “2005 Equity Incentive Plan” (the “Plan”) to provide a means by which we can retain and maximize the services of employees, directors and consultants. An aggregate of 7,500,000 shares of our common stock were initially reserved for issuance pursuant to awards from the Plan. Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The Plan was approved by our shareholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 25,000,000. On June 15, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 50,000,000.

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

The stock option activity is summarized below:

	Shares	Approximate Weighted- average exercise price
Outstanding at December 31, 2005	17,378,626	$0.18
Granted	6,321,500	$0.09
Exercised	—	—
Cancelled	(362,795)	$0.19
Outstanding at June 30, 2006	23,337,331	$0.16

The weighted-average fair value of options granted during the quarter ended June 30, 2006 using the Black-Scholes method was $.06 per share. At June 30, 2006, 5,634,223 options were exercisable. Exercise prices of outstanding options at June 30, 2006 ranged from approximately $.09 to $0.25 per share. The weighted-average remaining contractual life of the options outstanding at June 30, 2006 was 9.45 years.

At June 30, 2006, 26,662,669 shares remained available for future issuance or grant under the Plan.

At June 30, 2005, as required by Financial Accounting Standards Board (FAS) No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants under the fixed option plan: average risk-free interest rate of 3.73%, average expected life of 3 years, and a volatility rate of 70.20%.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss attributable to common stockholders:
As reported	$(586,325)	$(808,750)
Fair value of stock-based employee compensation	(211,304)	(211,304)

Pro forma	$(797,629)	$(1,020,054)

Net loss per share:
As reported	$(0.03)	$(0.04)

Pro forma	$(0.04)	$(0.05)

7.             INCOME TAXES

Inasmuch as the Company had losses in the six months ended June 30, 2006, there was no accrual of income taxes and the Company has established a full valuation allowance against any future benefit for these losses.

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

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2006	2005	2006	2005
Net revenue:
IT&E International	$3,299,994	$4,431,964	$6,871,860	$8,743,936
Millennix	1,497,061		2,699,457
Consolidated net revenue	4,797,055	4,431,964	9,571,317	8,743,936

Operating income:
IT&E International	(270,769)	(421,295)	(687,952)	(244,178)
Millennix	45,747		(107,097)	—
Corporate	(687,118)		(1,147,701)	—
Total operating income (loss)	(912,140)	(421,295)	1,942,750	(244,178)

	June 30, 2006	December 31, 2005
Total assets:
IT&E International	2,178,595	2,670,982
Millennix	5,777,394	5,042,838
Corporate	5,548,781	6,531,487
	13,504,770	14,245,307

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

On or about July 26, 2006, Daniel Rhodes and Michael Ruchman filed the action styled Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10, Case No. 869780 in the Superior Court of the State of California, County of San Diego.  The plaintiffs claim they are the assignees of the position of RCA, a company that had a contract with IT&E to provide and cultivate client and consulting leads for a fee of $2,900 per week.  The plaintiffs claim that RCA also had an oral contract from Mr. Alberts to pay a 3% finders fee for identifying acquisition candidates, and that as a result of the merger of IT&E with Averion Inc. (“Averion”), in excess of $750,000 is due to RCA under this oral contract.  The lawsuit also alleges fraud.  The Complaint has not yet been served on us.  We believe Rhodes and Ruchman’s claims are without merit and subject to defenses, and we intend to vigorously defend ourselves; however, we do not know if we will ultimately prevail or if the outcome will harm our business, financial condition, or results of operation.

We are also involved in various other legal actions arising in the normal course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

Two payments of $700,000 each may become payable contingent on the achievement of certain earnout milestones as set forth in the agreement for the purchase of substantially all of the assets of Millennix on November 9, 2005.

10.          SUBSEQUENT EVENTS

On July 31, 2006, pursuant to that certain Securities Purchase Agreement dated November 9, 2005, as amended, between the Company, ComVest Investment Partners II LLC (“ComVest”) and those certain purchasers set forth in the signature pages thereto (the “Purchase Agreement”), ComVest exercised an option (the “ComVest Option”) to purchase 5,000 shares of our Series D Convertible Preferred Stock and warrants to purchase 32,142,829 shares of our common stock at an exercise price of $0.10 per share, for an aggregate purchase price of $5,000,000.

On July 31, 2006, through our wholly-owned subsidiaries IT&E Merger Sub, Inc., a Massachusetts corporation (“Merger Sub”), and IT&E Acquisition Co., Inc., a Delaware corporation (“Acquisition Sub”), we consummated the merger (the “Averion Merger”) with Averion pursuant to the terms of the Agreement and Plan of Merger dated June 30, 2006, by and among us, Merger Sub and Acquisition Sub, on the one hand, and Averion and Averion’s shareholder (the “Averion Shareholders”), on the other hand (the “Merger Agreement”).  At the closing of the Averion Merger, Merger Sub merged with and into Averion (the “Reverse Merger”).  As a result of the Reverse Merger, Averion was the surviving corporation and became our wholly-owned subsidiary. Immediately following the closing of the Reverse Merger, a forward merger occurred whereby Averion was merged with and into Acquisition Sub (the “Forward Merger,” together with the Reverse Merger, constitute the Averion Merger).  As a result of the Forward Merger, Acquisition Sub is the surviving corporation and our wholly-owned operating subsidiary.

On July 31, 2006, in connection with the closing of the Averion Merger, pursuant to a letter agreement dated May 31, 2006 between us and ComVest, we paid ComVest an advisory fee of  $250,000.

On July 31, 2006, at the closing of the Averion Merger, we purchased all of the outstanding capital stock of Averion.  In exchange for all such outstanding capital stock of Averion, the Averion Shareholders received from us, in the aggregate: (i) five million six hundred fifty thousand dollars ($5,650,000) in cash (the “Cash Consideration”); (ii) two year promissory notes in the aggregate principal amount of seven hundred thousand dollars ($700,000); (iii) five year promissory notes in the aggregate principal amount of five million seven hundred thousand dollars ($5,700,000); (iv) forty five million two hundred forty five thousand four hundred fifty five (45,245,455) shares of our common stock; and (v) eight thousand three hundred (8,300) shares of our Series E Convertible Preferred Stock, stated value $1,000 per share.  A portion of the proceeds from the exercise of the ComVest Option was used to fund the majority of the Cash Consideration paid by the registrant for the outstanding capital stock of Averion.

On June 28, 2006, our Board of Directors (the “Board”) approved the creation of the Series E Convertible Preferred Stock.  Our Board authorized up to eight thousand three hundred (8,300) shares of Series E Convertible Preferred Stock.  A Certificate of Designation setting forth the rights, preferences and privileges of the Series E Convertible Preferred Stock was filed with the Secretary of State of the State of Delaware on July 28, 2006 (the “Certificate of Designation”).  The Series E Convertible Preferred Stock is senior in rights, preferences and privileges to the shares of our common stock and pari passu with our Series D Convertible Preferred Stock, except that the Series E Convertible Preferred Stock does not have: (i)  protective voting provisions; (ii)  anti-dilution rights; or (iii)  the right to vote as a separate class to elect members to our Board.

The holders of Series E Convertible Preferred Stock are entitled to receive the stated value of $1,000 for each share of Series E Convertible Preferred Stock, subject to standard and customary anti-dilution adjustments, in a “liquidation event” as defined in the Certificate of Designation.  Each share of Series E Convertible Preferred Stock, is convertible at the option of the holder into 9090.91 shares of our common stock, subject to standard and customary anti-dilution adjustments.  The holders of Series E Convertible Preferred Stock will be entitled to vote on all matters presented to the holders of common stock on an as-if-converted to common stock basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The information discussed below is derived from the Financial Statements included in this Form 10-QSB for the three and six months ended June 30, 2006, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

We are in the process of seeking other businesses to acquire so that we can expand our operations. For example, as noted below, in November 2005, we acquired substantially all of the assets of Millennix Inc. (“Millennix”), a contract research organization (“CRO”) based in the State of New York and on July 31, 2006, we acquired Averion, Inc. a CRO located in the State if Massachusetts (See Note 10 to Unaudited Consolidated Financial Statements, “Subsequent Events”). We believe the CRO industry offers many opportunities to integrate our regulatory compliance and validation expertise into clients that use outsourced services performed by CRO’s. We view the opportunity to build our business through the acquisition of established CRO’s will allow us to more efficiently provide a multitude of services than would be possible if we were to build such services internally. We will continue to move ahead on the execution of our strategic plan to enable us to obtain and maintain a strong position within the CRO industry.

These acquisitions could result in us needing to incur additional debt or sell or issue additional equity to fund the transactions. Analysis of new business opportunities and evaluation of new business strategies will be undertaken by or under the supervision of our Board of Directors. In analyzing prospective acquisition opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. We will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products; services; trade or service marks; name identification; and other relevant factors.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major clients, and we believe this dependence will continue. Our client list includes many of the top-tier pharmaceutical and biotechnology companies. For the six months ended June 30, 2006, our contracts with Boston Scientific, Amgen, Genetech and Schering-Plough resulted in approximately 23%, 7%, 6% and 10% of our service revenues, respectively. The loss of business from any of our major clients could have a material adverse effect on us.

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

Extension of Exercise of ComVest Option

ComVest Investment Partners II LLC (“ComVest”) in connection with the private placement of our senior secured convertible promissory notes and warrants to purchase our common stock, acquired a right to purchase additional shares of our Series D Convertible Preferred Stock at a purchase price of up to $5,000,000 and warrants to purchase up to an additional 35,714,275 shares of common stock that expired on May 9, 2006 (the “ComVest Option”). On May 8, 2006, the expiration of ComVest Option was extended to November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest is entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares. In connection with this transaction the call option was reduced and the offset was recorded to additional paid in capital.  On July 31, 2006, ComVest exercised the ComVest Option in full. On July 31, 2006, in connection with the exercise of the ComVest option, pursuant to the terms of the Purchase Agreement, we paid ComVest a closing fee equal to two and a half percent (2.5%) of the gross proceeds received by us upon exercise of the ComVest Option, or $125,000.

Results of Operations

Three months ended June 30, 2006 and 2005

For the three months ended June 30, 2006, we generated service revenues of $4,746,420, as compared to $4,297,356 for the three months ended June 30, 2005, an increase of 10.5%. Included in the quarterly revenue amount was $1,446,696 earned from our recently acquired CRO business. Excluding the increase related to the acquisition of the new CRO business, revenue decreased 23%.  In the fourth quarter of 2005, several of our larger clients did not renew our services for additional work which we have yet to replace which will result in a continued reduction in our revenues. Though we anticipate our contract service work returning to levels achieved in 2005, there is no assurance when we will be able to obtain such new contracts, if ever.  We also incur out-of-pocket costs in excess of contract amounts. These out-of-pocket costs are generally reimbursable by our clients. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the statements of operations. The timing of these costs and revenues vary throughout the year depending on the projects being serviced. Reimbursement revenue and out-of-pocket expenses were approximately $176,591 for the three months ended June 30, 2006 and $134,608 for the three months ended June 30, 2005.

Cost of revenues are primarily personnel-related and consists of compensation, related payroll taxes and fringe benefits for our project-related staff, as well as for externally contracted personnel. The cost of revenues, including out-of-pocket costs, for the three months ended June 30, 2006 was $3,469,663 including $1,076,418 attributable to Millennix, as compared to $3,141,455 for the three months ended June 30, 2005. Gross profit margins were 29.2%, including Millennix, and 29.7%, excluding Millennix, for the three months ended June 30, 2006 as compared to 29.1% for the three months ended June 30, 2005. Fluctuations in client requests for services impact our profit margins. Though the majority of our contractors are either hourly or outside contractors that are used for certain short-term projects, we have a group of contractors that we have chosen to make full-time employees due to their technical expertise and their ability to manage projects. When these contractors are not fully utilized by our clients due to client fluctuations, which is standard in the industry, their costs directly impact our profit margins since costs are being incurred without corresponding revenue.

Late in the fourth quarter of 2005, we began to encounter larger than normal client fluctuations and our service renewals declined and have continued to decline into the first two quarters of 2006. This trend has caused management to re-evaluate how we are staffing the current work, as well to determine how to utilize our full-time contractors that cannot be deployed at a client.

General and administrative expenses consist of compensation, related payroll taxes and fringe benefits for our administrative staff, outside professional costs, facility costs and other costs. For the three months ended June 30, 2006, general and administrative expenses were $1,408,242 compared to $973,440 for the same period in 2005. The increase in general and administrative expenses was due primarily to the increased costs associated with being a public company, including legal and accounting fees, public relations costs and additional insurance costs; costs associated with the search for acquisition targets and funding sources, costs associated with outsourcing information technology, human resource, financial advisory services and the acquisition of Millennix. Due to the increase in the number of contracts being serviced by our Millennix division, in

February 2006 we entered into a new lease that will provide for the additional space required to accommodate the increase in personnel at our Millennix division. The monthly rent for space occupied by our Millennix division will more than double due to the substantially increased square footage being leased; however, due to lease concessions, the net difference in cash outflow for 2006 as compared to the current lease will not be material. Payments under this lease will be substantially more in future years. The lease became effective May 1, 2006.

Sales and marketing expenses consist of compensation, related payroll taxes and fringe benefits for sales and marketing personnel, along with their out-of-pocket costs, as well other costs such as advertising and trade shows. Sales and marketing expenses for the three months ended June 30, 2006 were $451,147 as compared to $470,667 for the same period in 2005. The decrease was due primarily to reduced sales and cost reduction efforts.

Depreciation and amortization expense increased to $112,465 for the three months ended June 30, 2006 as compared to $25,601 for the three months ended June 30, 2005. This increase was primarily due to the amortization of the intangible assets acquired with Millennix.

Officer compensation increased to $393,634 for the three months ended June 30, 2006 as compared to $242,096 for the same period in 2005. This increase was primarily due to the addition of an officer of Millennix.

Other Income (Expense)

We earned $70,409 of interest income in the three months ended June 30, 2006 from our interest bearing investments. We earned $2,318 of interest income during the three months ended June 30, 2005.

Interest expense decreased to $11,669 for the three months ended June 30, 2006 compared to $95,067 for the same period in 2005. This decrease is mainly due to the repayment of the promissory note held by Laurus Master Fund Ltd. in November 2005. We expect interest expense to decrease in 2006, as the only material debts outstanding are the notes payable to employees that were assumed as a part of the Millennix asset acquisition.

We had no loan fee amortization in the three months ended June 30, 2006 as compared to loan amortization costs of $72,281 for the same period in 2005 due to the payment of the promissory note held by Laurus Master Fund Ltd. in November 2005.

Six Months Ended June 30, 2006 and 2005

For the six months ended June 30, 2006, we generated service revenues of $9,490,958, as compared to $8,743,936 for the six months ended June 30, 2005, an increase of 8.5%. Included in the quarterly revenue amount was $2,618,821 earned from our recently acquired CRO business. Excluding the increase related to the acquisition of the new CRO business, revenue decreased 22.8%. In the fourth quarter of 2005, several of our larger clients did not renew our services for additional work which we have yet to replace which will result in a continued reduction in our revenues. Though we anticipate our contract service work returning to levels achieved in 2005, there is no assurance when we will be able to obtain such new contracts, if ever. We also incur out-of-pocket costs in excess of contract amounts. These out-of-pocket costs are generally reimbursable by our clients. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the statements of operations. The timing of these costs and revenues vary throughout the year depending on the projects being serviced. Reimbursement revenue and out-of-pocket expenses were approximately $391,051 for the six months ended June 30, 2006 and $232,955 for the six months ended June 30, 2005.

Cost of revenues are primarily personnel-related and consists of compensation, related payroll taxes and fringe benefits for our project-related staff, as well as for externally contracted personnel. The cost of revenues, including out-of-pocket costs for the six months ended June 30, 2006 was $7,292,585, including $2,281,961 attributable to Millennix, as compared to $6,254,412 for the six months ended June 30, 2005. Gross profit margins were 26.1%, including Millennix, and 29.4%, excluding Millennix, for the six months ended June 30, 2006 as compared to 30.3% for the six months ended June 30, 2005. Fluctuations in client requests for services impact our profit margins. Though the majority of our contractors are either hourly or outside contractors that are used for certain short-term projects, we have a group of contractors that we have chosen to make full-time employees due to their technical expertise and their ability to manage projects. When these contractors are not fully utilized by our clients due to client fluctuations, which is standard in the industry, their costs directly impact our profit margins since costs are being incurred without corresponding revenue.

Late in the fourth quarter of 2005, we began to encounter larger than normal client fluctuations and our service renewals declined and have continued to decline into the first two quarters of 2006. This trend has caused management to re-evaluate how we are staffing the current work, as well to determine how to utilize our full-time contractors that cannot be deployed at a client.

General and administrative expenses consist of compensation, related payroll taxes and fringe benefits for our administrative staff, outside professional costs, facility costs and other costs. For the six months ended June 30, 2006, general and administrative expenses were $2,751,441 compared to $1,773,715 for the same period in 2005. The increase in general and administrative expenses was due primarily to the increased costs associated with being a public company, including legal and accounting fees, public relations costs and additional insurance costs; costs associated with the search for acquisition targets and funding sources, costs associated with outsourcing information technology, human resource, financial advisory services and the acquisition of Millennix. Due to the increase in the number of contracts being serviced by our Millennix division, in February 2006 we entered into a new lease that will provide for the additional space required to accommodate the increase in personnel at our Millennix division. The monthly rent for space occupied by our Millennix division more than doubled due to the substantially increased square footage being leased; however, due to lease concessions, the net difference in cash outflow for 2006 as compared to the current lease will not be material. Payments under this lease will be substantially more in future years. The lease became effective May 1, 2006.

Sales and marketing expenses consist of compensation, related payroll taxes and fringe benefits for sales and marketing personnel, along with their out-of-pocket costs, as well other costs such as advertising and trade shows. Sales and marketing expenses for the six months ended June 30, 2006 were $906,531 as compared to $701,350 for the same period in 2005. The increase was due primarily to the addition of Millennix’s sales and marketing department.

Depreciation and amortization expense increased to $222,799 for the six months ended June 30, 2006 as compared to $42,749 for the six months ended June 30, 2005. This increase was primarily due to the amortization of the intangible assets acquired with Millennix.

Officer compensation increased to $651,403 for the six months ended June 30, 2006 as compared to $448,843 for the same period in 2005. This increase was primarily due to the addition of an officer of Millennix and increased staff at corporate.

Other Income (Expense)

We earned $134,451 of interest income in the six months ended June 30, 2006 from our interest bearing investments. We earned $2,318 of interest income during the six months ended June 30, 2005.

Interest expense decreased to $21,057 for the six months ended June, 2006 compared to $145,784 for the same period in 2005. This decrease is mainly due to the repayment of the promissory note held by Laurus Master Fund Ltd. in November 2005. We expect interest expense to decrease in 2006, as the only material debts outstanding are the notes payable to employees that were assumed as a part of the Millennix asset acquisition and the notes issued to the former Averion shareholders in connection with the Averion Merger (See Note 10, “Subsequent Events,” to the Unaudited Consolidated Financial Statement).

We had no loan fee amortization in the first two quarters of 2006 as compared to loan amortization costs of $144,563 for the same period in 2005 due to the payment of the promissory note held Laurus Master Fund Ltd. in November 2005.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $5,441,041, an increase of $4,422,743 from the $1,018,298 balance at June 30, 2005. In addition, at June 30, 2006, we had positive working capital of $5,195,810 as compared to $587,380 in working capital at June 30, 2005. The increase is primarily due to the sale of $11,500,000 in senior secured convertible promissory notes in November 2005. Such notes were subsequently converted into 11,500 shares of our Series D Convertible Preferred Stock.

ComVest Investment Partners II LLC (“ComVest”), in connection with the private placement of our senior secured convertible promissory notes and warrants to purchase our common stock, acquired a right to purchase additional shares of our Series D Convertible Preferred Stock at a purchase price of up to $5,000,000 and warrants to purchase up to an additional 35,714,275 shares of common stock that expired on May 9, 2006 (the “ComVest Option”). On May 8, 2006, the expiration of ComVest Option was extended to November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest is entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares.  ComVest exercised the ComVest Option in full on July 31, 2006. On July 31, 2006, in connection with the exercise of the ComVest option, pursuant to the terms of the Purchase Agreement, we paid ComVest a closing fee equal to two and a half percent (2.5%) of the gross proceeds received by us upon exercise of the ComVest Option, or $125,000.

We intend to use our cash in 2006 for our general working capital needs, improvements to our infrastructure and computer systems as we prepare for our growth, and to continue our acquisition strategy. Because the level of service revenue in the second quarter of 2006 was less than our service revenue earned in 2005, we used additional cash for general working capital needs, payment of on-going transaction costs associated with the private placement of our stock in November 2005 as well as an initial deposit related to the new Millennix division lease of $137,000. Management is actively monitoring costs so as to minimize the impact on cash and to allow us to retain a majority of our cash to fund acquisitions and to invest in capital projects that will allow us to manage the growth that is expected to result from our acquisition strategy.

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

Significant Accounting Policies

Revenue Recognition, Accounts Receivable, and Unbilled Receivables

Revenues are derived primarily from FDA validation and compliance outsourcing services, consulting, and systems integration, though with our acquisition of the assets of Millennix in November 2005, we also began earning revenues from providing clinical research services. Revenues are primarily recognized on a time-and-materials or percentage-of-completion basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgment regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to several years.

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

We comply with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During 2005 and 2006 our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

The contracts acquired from Millennix typically required upfront payments of 10-15% of the projected amount of the contract, resulting in the recognition of deferred revenue that gets allocated to revenue over the period of the contract. At June 30, 2006, the deferred revenue balance was approximately $790,115.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. As of June 30, 2006 and 2005, the Company had unbilled revenues included in current assets of approximately $422,428 and $218,603, respectively.

Credit Risks

Financial instruments that subject us to concentrations of credit risks consist primarily of cash and cash equivalents and billed and unbilled accounts receivable. Our clients are primarily involved in the healthcare and pharmaceutical industries. The healthcare and life sciences industries may be affected by economic factors, which may impact accounts receivable. At June 30, 2006, approximately 40% of the outstanding trade receivables are due from 4 clients who also accounted for approximately 46% of total sales. At June 30, 2005, approximately 48% of the outstanding trade receivables were due from 4 clients who also accounted for 46% of total sales. However, because a significant majority of our accounts receivable exposure is to large, well established firms, management believes that concentrations of credit risk with respect to our billed and unbilled accounts receivable are mitigated, to some degree, due to the size and nature of our clients.

Goodwill

The Company accounts for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually, and any such impairment will be recorded as a charge to operations. At June 30, 2006 the Company had no impairment in the carrying value of its goodwill.

Stock-Based Compensation

On April 29, 2005, we adopted the 2005 Equity Incentive Plan (the “Plan”) to provide a means by which we can retain and maximize the services of employees, directors and consultants. An aggregate of 7,500,000 shares of our common stock may be issued pursuant to awards from the Plan. The Plan was approved by our stockholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance to 25,000,000. On June 15, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance to 50,000,000.

Beginning in 2006, the Company has recorded any stock-based compensation using the “modified prospective” method as permitted under SFAS 123R. The “modified prospective” recognized compensation cost beginning on January 1, 2006 for all share-based payments granted after January 1, 2006 and for the unvested portion of previously granted awards outstanding as of January 1, 2006.

For the quarter ended June 30, 2006, the fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2006: weighted-average risk-free interest rates of 5.04%, dividend yields of 0%, expected volatility of 85%, and a weighted-average expected life of 3.7 years. The Company granted 1,784,250 options on April 29, 2005 at a weighted exercise price of $0.25. For the quarter ended June 30, 2005 the company estimated the fair value of the options on the date of grant using the Black-Scholes option pricing model with the following assumtiong for the six months ended June 30, 2005: weighted-average risk-free interest rates of 3.73%, dividend yields of 0%, expected volatility rate of 70.2% and a weighted-average expected life of 3.7 years. The effect of the option grants is shown on a pro-forma basis in Note 6 to the financial statements.

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

Net Loss Per Share

Net loss per basic share is computed using the weighted average number of common shares outstanding. Net loss per diluted share is computed using the weighted average common shares and potential common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Series D Convertible Preferred Stock, and warrants to purchase 82,142,832 shares of common stock, were “in-the-money” at June 30, 2006, but were not included in the computation of earnings per diluted shares because the effect would be antidilutive. There were no vested “in-the-money” stock options at June 30, 2006 or 2005.

Employees

At June 30, 2006, we had 106 employees. Additionally, we utilize the services of approximately 27 outside consultants who work as independent contractors.

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

Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; and (ii) our business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.  We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the Securities and Exchange Commission, particularly our form 10-KSB for the year ended December 31, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15 as of the end of the period covered by this report.

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

Due to the foregoing items and potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

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

As we continue to evaluate and review our remediation process, we may modify our present intentions and conclude that additional or different actions would better serve the remediation of our material weakness. We expect that the remediation of our material weakness as described above will be implemented during 2006. The material weakness will not be completely remediated until the applicable remedial measures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the three months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and continue to materially affect our internal control over financial reporting. However, we do intend to take remedial action related to our material weakness described above which may result in a significant change to our internal controls over financial reporting in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about July 26, 2006, Daniel Rhodes and Michael Ruchman filed the action styled Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10, Case No. 869780 in the Superior Court of the State of California, County of San Diego.  The plaintiffs claim they are the assignees of the position of RCA, a company that had a contract with IT&E to provide and cultivate client and consulting leads for a fee of $2,900 per week.  The plaintiffs claim that RCA also had an oral contract from Mr. Alberts to pay a 3% finders fee for identifying acquisition candidates, and that as a result of the merger of IT&E with Averion, in excess of $750,000 is due to RCA under this oral contract.  The lawsuit also alleges fraud.  The Complaint has not yet been served on us.  We believe Rhodes and Ruchman’s claims are without merit and subject to defenses, and we intend to vigorously defend ourselves; however, we do not know if we will ultimately prevail or if the outcome will harm our business, financial condition, or results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2006, in connection with the exercise of the ComVest Option, we issued and sold 5,000 shares of Series D Convertible Preferred Stock, in the aggregate principal amount of $5,000,000 to ComVest.  Each share of Series D Convertible Preferred Stock shall initially be convertible at the option of ComVest into 14,285.71 shares of our common stock.

On July 31, 2006, in connection with the exercise of the ComVest Option, we issued warrants to ComVest to purchase up to an additional 32,142,829 shares of our common stock at an exercise price of $0.10 per share.

On July 31, 2006, in connection with Averion Merger, we issued 45,245,455 shares of our common stock and 8,300 shares of our Series E Convertible Preferred Stock to the Averion Shareholders as partial consideration for all of the outstanding capital stock of Averion.  Each share of Series E Convertible Preferred Stock shall initially be convertible at the option of each holder into 9090.91 shares of our common stock.

The offers and sales of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by us not involving a public offering.  The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates issued in such transactions.  All recipients had adequate access to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders of the Company on June 15, 2006 (the “Annual Meeting”).  At the Annual Meeting, our stockholders elected the following directors to office and approved the following actions:

Proposal 1 – Election of Directors

The following directors were elected to hold office until our 2007 Annual Meeting or until their successors have been duly elected and qualified:

				Broker
	For	Against	Withhold	Non-Votes
Kelly Alberts	182,907,684	0	552,097	0
Michael Falk	182,914,784	0	544,997	0
Cecilio M. Rodriguez	182,921,684	0	538,097	0
Robert D. Tucker	182,897,184	0	562,597	0
Alastair McEwan	182,915,684	0	544,097	0
Fred Sancilio	182,928,684	0	531,097	0

Proposal 2 – Approval of an Amendment to our 2005 Equity Incentive Plan

The following is the vote approving an amendment to our 2005 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the Plan from 25,000,000 to 50,000,000:

	For	Against	Withhold
2005 Equity Incentive Plan Amendment	172,938,953	135,004	18,400

Proposal 3 –Ratification and Appointment of Schneider Downs & Co., Inc. to serve as our independent accountants for fiscal year 2006

The following is the vote approving the ratification and appointment of Schneider Downs & Co., Inc. to serve as our independent registered public accounting firm for fiscal year 2006:

	For	Against	Withhold
Ratification and appointment of Schneider Downs & Co., Inc.	183,181,182	247,899	30,700

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  Exhibits

Exhibit Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IT&E International Group, Inc.
(Registrant)

Dated: August 14, 2006	By:	/s/ Dr. Philip T. Lavin
Dr. Philip T. Lavin
Chief Executive Officer

Dated: August 14, 2006	By:	/s/ Michael L. Jeub
Michael L. Jeub
Chief Financial Officer