Form 10QSB
period 2006-09-30
Averion International Corp.
filed 2006-11-20
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50095

AVERION INTERNATIONAL CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	20-4354185
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

225 Turnpike Road, Southborough, Massachusetts	01772
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (508) 597-6000

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

Common Stock, $0.001 par value per share, 650,000,000 shares authorized, 159,876,736 issued and outstanding as of November 6, 2006. Preferred Stock, Series D, $0.001 par value per share, 10,000,000 shares authorized, 16,500 issued and outstanding as of November 6, 2006. Preferred Stock, Series E, $0.001 par value per share, 8,300 shares authorized, issued and outstanding as of November 6, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the unaudited interim financial statements have been prepared to reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented and are of a normal and recurring nature. Our unaudited financial statements for the three and nine months ended September 30, 2006, follow.

AVERION INTERNATIONAL CORP. (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
Cash	$5,060,655	$6,414,770
Accounts receivable (net of allowance for doubtful accounts of $190,679 for 2006 and $75,000 in 2005)	5,068,278	2,989,646
Unbilled revenue	4,039,527	183,938
Prepaid expenses and other current assets	1,040,268	181,823
Total Current Assets	15,208,728	9,770,177

Property and equipment, net	1,513,175	275,263
Deposits	114,860	11,679
Finite life intangibles (net of accumulated amortization of $379,211 and of $39,625 in 2006 and 2005, respectively)	4,803,789	991,375
Goodwill	21,920,838	3,196,813
Total Assets	$43,561,390	$14,245,307

Accounts payable	$1,259,362	$585,590
Accrued payroll and employee benefits	989,283	351,238
Current portion of capital lease obligations	29,754	3,250
Current portion of notes payable to employees	19,513	101,437
Current portion of notes payable to shareholders	610,256
Accrued relocation costs to officers	220,000	220,000
Deferred revenue	3,358,733	922,484
Customer Advances	1,140,492	143,520
Deferred rent	450,742	22,670
Other accrued liabilities	1,246,407	433,745
Total Current Liabilities	9,324,542	2,783,934
Long-term capital lease obligations, less current portion	52,923	12,765
Notes payable to employees, less current portion	—	654,384
Notes payable to Averion shareholders	6,716,527	—
Deferred tax liability	68,680	—
Total Liabilities	16,162,672	3,451,083

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized:
Series D Convertible Preferred stock, $.001 par value, 16,500 shares authorized 16,500 shares issued and outstanding with a stated value of $11,500,000	$12,174,960	8,105,938
Series E Convertible Preferred stock, $.001 par value, 8,300 shares authorized, 8,300 shares issued and outstanding with a stated value of $8,300,000	8,300,000	—
Common stock, $.001 par value, 650,000,000 shares authorized, 159,876,736 shares issued and outstanding	159,877	60,449
Convertible warrants	—	3,108,944
Call option	—	285,118
Common stock To be Issued	837,363
Additional paid-in capital	12,073,617	2,504,427
Retained deficit	(6,147,099)	(3,270,652)
Total Equity	27,398,718	10,794,224
Total Liabilities and Capital	$43,561,390	$14,245,307

The accompanying notes are an integral part of these financial statements.

AVERION INTERNATIONAL CORP. (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Service revenue	$7,881,002	$4,292,422	$17,266,398	$13,036,358
Reimbursement revenue	482,931	146,878	979,274	379,833
Total	8,363,933	4,439,300	18,245,672	13,416,191

Cost of revenue	5,265,836	3,110,744	12,558,151	9,365,156
Gross profit	3,098,097	1,328,556	5,687,521	4,051,035

Operating expenses:
General and administrative	2,914,755	852,437	5,579,146	2,635,622
Sales and marketing	434,372	296,392	1,340,904	988,273
Depreciation and amortization	319,706	23,742	542,505	66,491
Officer compensation	460,108	329,739	1,105,513	778,582
Total Operating Expenses	4,128,945	1,502,310	8,645,050	4,468,968
Net Operating Loss	(1,030,848)	(173,754)	(2,951,529)	(417,933)

Other Income (Expense)
Interest income	90,072	56,013	224,521	58,331
Interest expense	(106,312)	(230,172)	(143,439)	(375,960)
Loan fee amortization		(72,282)		(216,845)
Fees on long-term debt	—	—	—	(214,039)
Non-cash financing costs	—	—	—	(62,500)
Total Other Income (Expense)	(16,240)	(246,441)	81,082	(811,013)

Income/(Loss) before income taxes	(1,047,088)	(420,195)	(2,876,447)	(1,228,946)
Income taxes	—	—	—	—
Net income (loss)	(1,047,088)	(420,195)	(2,876,447)	(1,228,946)
Beneficial conversion feature	(4,069,022)	—	(4,069,022)	—
Net income/(loss) applicable to common shareholders	$(5,116,110)	$(420,195)	$(6,945,469)	$(1,228,946)
Weighted average number of common shares outstanding-basic and fully-diluted	159,876,736	21,344,198	93,591,496	20,412,124

Net income (loss) per share-basic and fully-diluted	$(0.03)	$(0.02)	$(0.07)	$(0.06)

The accompanying notes are an integral part of these financial statements.

AVERION INTERNATIONAL CORP. (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	Sept 30, 2006	Sept 30, 2005
Cash flows from operating activities
Net loss	$(2,876,447)	$(1,228,946)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense	202,919	66,491
Amortization of loan fees	—	216,845
Amortization of finite life intangibles	339,586	—
Amortization of deferred rent	179,278	(5,366)
Stock issued for financing costs	—	62,500
Stock issued for compensation	366,577	200,000
Changes in assets and liabilities
Accounts receivable, net	788,613	225,990
Unbilled revenue	(1,160,074)	54,086
Prepaid and other current assets	(161,720)	(151,439)
Customer advances	996,972
Accounts payable	122,996	14,397
Accrued payroll and employee benefits	105,361	166,729
Deferred revenue	84,703	—
Accrued interest and fees owed on a note payable	—	41,285
Other accrued liabilities	400,994	186,040
Net cash (used) provided by operating activities	(610,242)	(151,388)

Cash flows from investing activities
Deposits	(103,181)	22,045
Purchase of property and equipment	(247,632)	(19,012)
Purchase of Averion Inc., net of cash acquired	(5,311,136)
Net cash (used) provided by investing activities	(5,661,949)	3,033

Cash flows from financing activities
Payments on capital lease obligation	—	(2,275)
Proceeds from convertible note payable	—	2,500,000
Payments on convertible note payable	—	(576,923)
Proceeds from exercise of warrants	—	1,800
Proceeds from issuance of stock	5,000,000	—
Payments on notes payable to employees	(81,924)	—
Net cash (used) provided by financing activities	4,918,076	1,922,602

Net (decrease) increase in cash and cash equivalents	(1,354,115)	1,774,247
Cash and cash equivalents, beginning of period	6,414,770	402,779
Cash and cash equivalents, end of period	$5,060,655	$2,177,026

Supplemental disclosures:
Interest paid	143,439	334,675
Income taxes paid	—	55,184

The accompanying notes are an integral part of these financial statements.

AVERION INTERNATIONAL CORP., (Formerly, “IT&E INTERNATIONAL GROUP, INC.”)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS

NATURE OF BUSINESS

Averion International Corp. was organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International Corporation and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group. On March 2, 2006, with the written consent of holders of the majority of our shares of common stock, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc. On July 31, 2006 we acquired Averion, Inc. (See “Averion Merger”), a contract research organization (“CRO”).  On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our corporate name to Averion International Corp.  Our common stock symbol was changed from “ITER.OB” to “AVRO.OB” in conjunction with the name change. Averion International Corp. and its consolidated subsidiaries are referred to throughout this report as “we,” “us,” “our,” and the “Company.”

We are a life sciences organization focused on providing our clients with services and solutions in the product development process, clinical research and regulatory compliance. We serve a variety of clients, including those in private industry, public institutions, research facilities and the government. In November 2005, we acquired the assets of Millennix, Inc. (“Millennix, Inc.”), a CRO that provides comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology. In addition to comprehensive clinical research services, we also assist our clients with strategic and regulatory planning, as well as protocol development, investigator qualification and recruitment, study implementation and management, and data management. By focusing on specialized practice areas in regulatory compliance, clinical research, and international development of global health and advanced technology research, we are able to offer solutions with one common goal in mind: to improve the human condition by delivering solutions to the life sciences community. Our major therapeutic areas are oncology, dermatology, nephrology, critical care, and medical devices.  One of our newly acquired CRO businesses, Averion Inc. (formerly, Boston Biostatics, Inc.), has supported over 40 FDA approvals during its 23-year history.

2.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s latest Annual Report on Form 10-KSB filed with the Securities Exchange Commission on March 31, 2006. These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. The consolidated financial statements include Averion Inc.’s operating results from the date of acquisition. These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (GAAP) and in accordance with the applicable rules of the Securities and Exchange Commission, but do not include all of the information and disclosures required by GAAP for complete financial statements.

Certain amounts in the December 31, 2005 financial statements have been reclassified to conform to the presentation of the September 30, 2006 financial statements.

3.             NEW ACCOUNTING PRONOUNCEMENT

The Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123 (R), “Share-Based Payment,” and related pronouncements (“SFAS 123 (R)”), during the first quarter of fiscal 2006. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS 123 (R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123 (R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123 (R). As a result of the Company’s adoption of SFAS 123 (R), the Company recorded stock-based compensation expense of approximately $133,305 for the three months ended September 30, 2006 and $373,241 for the nine months ended September 30, 2006. The stock option plan was adopted by the Company April 29, 2005 and on a pro-forma basis the Company would have recognized $275,939 in stock-based compensation for the three months ended September 30, 2005 and $480,868 for the nine months ended September 30, 2005 (See Note 6 “Stock Option Plan”).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months and nine months ended September 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123.  Stock-based compensation expense recognized in the Company’s results for the third quarter of fiscal year 2006 is based on awards ultimately expected to vest; it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma disclosures under SFAS 123.

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of the stock options granted under the employee stock option plan. The Company estimates the expected term of options granted (3.7 years) by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock (85%) by using its historical volatility that the Company believes is the best representative of its future volatility in accordance with SAB 107. For the quarter ended September 30, 2006 the Company based its risk-free interest rate that it uses in its option-pricing models (4.61%) on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model. The options granted have a contractual term of ten years.

4.             RECENTLY ISSUED ACCOUNTING GUIDELINES

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”).  SFAS No. 154 requires retroactive application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.   The Company does not expect SFAS No. 154 to have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN48”), effective for fiscal years beginning after December 15, 2006.   FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition.  The Company does not expect FIN48 to have a material impact on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and related financial statement disclosures.   This model is commonly referred to as the “dual-approach”.  The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

5.                                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Sept 30, 2006	December 31, 2005
Computers and Software	$1,265,633	$350,870
Furniture and Fixtures	359,988	73,692
Internal-Use Software	221,148	221,148
Leasehold Improvements	257,668	17,898
	2,104,437	663,608
Less: Accumulated Depreciation	(591,262)	(388,345)
Net Property and equipment	$1,513,175	$275,263

6.             NOTES PAYABLE TO EMPLOYEES

We assumed notes payable to Millennix, Inc. employees as a part of the Millennix, Inc. acquisition. These notes, with interest payable monthly at the prime rate of interest (8.25% as of September 30, 2006), mature at various times over the next three years.

7.             STOCK OPTION PLAN

On April 29, 2005, we adopted the “2005 Equity Incentive Plan” (the “Plan”) to provide a means by which we can retain and maximize the services of employees, directors and consultants. The Plan is intended to generate proceeds from the sale of common stock pursuant to Stock Awards, which are comprised of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock Awards and stock bonuses, to such persons on the terms and conditions set forth in the Plan.  An aggregate of 7,500,000 shares of our common stock were initially reserved for issuance pursuant to awards from the Plan. Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of three to five years. The Plan was approved by our shareholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 25,000,000. On June 15, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 50,000,000. On August 14, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 100,000,000 effective September 21, 2006.

On September 29, 2006, the Company granted Alastair McEwan, a Director of the Company and member of the Executive Committee of the Board of Directors, a Nonstatutory Stock Option to purchase 3,000,000 shares of common stock at an option price of $0.19 per share, in consideration for his service provided to the Company’s Board.  The Nonstatutory Stock Option vests over four (4) years, and expires on September 29, 2016, provided that Mr. McEwan is not removed from the Executive Committee for Cause as defined in his option agreement.  If at any time the fair market value of one share of the common stock is greater than the exercise price, Mr. McEwan may elect a cashless transaction in lieu of exercising this option by the payment of cash.  In the event Mr. McEwan is removed from the Executive Committee without Cause, the Nonstatutory Stock Option will continue to vest for so long as he continues to provide services to the Company in accordance with the terms of the Plan.

On September 29, 2006, the Company granted Fred Sancilio, a Director of the Company and member of the Executive Committee of the Board of Directors, a Nonstatutory Stock Option to purchase 10,000,000 shares of common stock at an option price of $0.19 per share, in consideration for his service provided to the Company’s Board.  The Nonstatutory Stock Option vests over four (4) years, and expires on September 29, 2016, provided that Mr. Sancilio is not removed from the Executive Committee for Cause as defined in his option agreement.  If at any time the fair market value of one share of the common stock is greater than the exercise price, Mr. Sancilio may elect a cashless transaction in lieu of exercising this option by the payment of cash.  In the event Mr. Sancilio is removed from the Executive Committee without Cause, the Nonstatutory Stock Option will continue to vest for so long as he continues to provide services to the Company in accordance with the terms of the Plan.

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

The stock option activity is summarized below:

	Shares	Approximate Weighted- average exercise price
Outstanding at December 31, 2005	17,378,626	$0.18
Granted	19,321,500	$0.19
Exercised	—	—
Cancelled	(2,035,500)	$0.19
Outstanding at September 30, 2006	34,664,626	$0.17

The weighted-average fair value of options granted during the quarter ended September 30, 2006 using the Black-Scholes method was $.19 per share. At September 30, 2006, 6,022,328 options were exercisable. Exercise prices of outstanding options at September 30, 2006 ranged from approximately $.09 to $0.25 per share. The weighted-average remaining contractual life of the options outstanding at September 30, 2006 was 9.50 years.

At September 30, 2006, 65,335,374 shares remained available for future issuance or grant under the Plan.

At September 30, 2005, as required by Financial Accounting Standards Board (FAS) No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants under the fixed option plan: average risk-free interest rate of 4.11%, average expected life of 4 years, and a volatility rate of 85%.

	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005
Net loss attributable to common stockholders:
As reported	$(420,195)	$(1,228,946)
Fair value of stock-based employee compensation	(275,939)	(480,868)

Pro forma	$(696,134)	$(1,709,814)

Net loss per share:
As reported	$(0.02)	$(0.06)

Pro forma	$(0.03)	$(0.08)

8.             INCOME TAXES

Inasmuch as the Company had losses in the nine months ended September 30, 2006, there was no accrual of income taxes and the Company has established a full valuation allowance against any future benefit for these losses.

9.             STOCKHOLDERS’ EQUTY

During 2006, various options were exercised to purchase shares of common stock in a cashless exercise. In connection with these transactions, $3,108,944 was reclassified from convertible warrants to common stock ($54,183) and Additional Paid-in capital ($3,054,762).

During July 2006, in connection with the Averion Merger, the Averion Inc. Shareholders received 45,245,555 shares of our $.001 par value common stock for a total value of $4,977,000.

During September 2006, the Company amended the Asset Purchase Agreement for the Millennix, Inc. acquisition, which required the Company to issue 4,285,714 shares of $.001 par value common stock to Millennix, Inc. shareholders (subject to adjustments for stock splits, reverse stock splits, and recapitalization) at an approximate value of $837,363, on January 1, 2009 (See Note 12 to the Unaudited Consolidated Financial Statements, “Commitments and Contingencies”).  The value of the stock was recorded at an average market price of $0.20 per share of common stock, and recorded as Common Stock to be Issued on the face of the Balance Sheet.

During July 2006, Comvest, in connection with the Averion Merger, executed the Comvest Option for 5,000 shares of Series D Preferred Stock at a cost of $5,170,729. In connection with this transaction, $170,729 was reclassified from call option to Preferred Stock ($133,391) and Additional Paid-in capital ($37,338).

In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” our Series D Preferred Stock included a beneficial conversion feature.  The embedded financial conversion feature was computed at approximately $4,069,022 to the preferred stockholders, as the conversion feature is immediately exercisable, and was treated as a dividend to the preferred stockholders.  The dividend resulted in an increase to the loss available to common stockholders for earnings per share purposes.

During July 2006, in connection with the Averion Merger, the Averion Inc. Stockholders received 8,300 shares of our Series E Convertible Preferred Stock, stated value $1,000 per share, for a total value of $8,300,000.

	Value	Number of Shares
Preferred Stock, Series D, $.001 par value, 10,000,000 shares authorized 16,500 shares issued and outstanding with a stated value of $16,500,000:
Beginning Balance at December 31, 2005	$8,105,938	11,500
Exercise of Comvest Option	4,069,022	5,000
Ending Balance at September 30, 2006	$12,174,960	16,500

	Value	Number of Shares
Preferred Stock, Series E, $.001 par value, 8,300 shares authorized 8,300 shares issued and outstanding with a stated value of $8,300,000:
Beginning Balance at December 31, 2005	—	—
Issuance to Averion Inc. stockholders for Averion Inc. acquisition – July 2006	$8,300,000	8,300
Ending Balance at September 30, 2006	$8,300,000	8,300

	Value	Number of Shares
Common Stock, $.001 par value, 650,000,000 shares authorized 159,876,736 shares issued and outstanding:
Beginning Balance at December 31, 2005	$60,449	60,448,875
Issuance to Averion Inc. stockholders – July 2006	45,245	45,245,555
Exercise of Warrants – July 2006	54,183	54,182,307
Ending balance at September 30, 2006	$159,877	159,876,737

Value
Additional Paid In Capital:
Beginning Balance at December 31, 2005	$2,504,427
Stock based Compensation	366,577
Revaluation of Comvest Option - June 2006	114,389
Averion Inc. Acquisition – July 2006	4,931,754
Exercise of Warrants – July 2006	4,156,470
Beneficial Conversion feature for Series D Convertible Preferred Stock	4,069,022
Deemed Dividends from Beneficial Conversion	(4,069,022)
Ending Balance at September 30, 2006	$312,073,617

AVERION INTERNATIONAL CORP. (Formerly, IT&E INTERNATIONAL GROUP, INC.)

Schedule of Consolidated Stockholders' Equity

Nine Months Ended September 30, 2006

					Additional			Retained	Total
	Common Stock		Preferred		Paid-in	Convertible	Call	Earnings/	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Warrants	Options	(Deficit)	Equity
Balance, December 31, 2005	60,448,875	$60,449	11,500	$8,105,938	$2,504,427	$3,108,944	$285,118	$(3,270,652)	$10,794,224
Issuance of common stock and Series D convertible preferred stock related to the purchase of Averion Inc.	45,245,555	$45,245	8,300	$8,300,000	$4,931,756				$13,277,001
Revaluation of Comvest option					$114,389		$(114,389)		$0
Exercise of Comvest option to purchase Series D convertible preferred stock			5,000	$4,069,022			$(133,391)		$3,935,631
Exercise of warrants	54,182,307	$54,183			$4,156,468	$(3,108,944)	$(37,338)		$1,064,369
Stock based compensation for fair value adjustment per FAS 123R					$366,577				$366,577
Common stock to be issued to shareholders related to purchase of Millennix, Inc.	4,285,714	$837,363							$837,363
Beneficial conversion feature for Series D convertible preferred stock					$4,069,022				$4,069,022
Deemed dividends for Series D convertible preferred stock					$(4,069,022)				($4,069,022)
Net loss								$(2,876,447)	($2,876,447)
Balance, September 30, 2006	164,162,451	$997,240	24,800	$20,474,960	$12,073,617	$-	$-	$(6,147,099)	$27,398,718

10.          REPORTABLE SEGMENTS

The Company is comprised of three business segments, all of which are in the life sciences: IT&E International Group, Inc., which provides its clients with services and solutions in the drug development process, clinical research and regulatory compliance, and Millennix, Inc. and Averion Inc. which are clinical research organizations (“CRO”) that provide comprehensive clinical research and regulatory planning, as well as protocol development, investigator qualification and recruitment, study implementation and management, and data management. The Company included the cost of corporate accounting, legal, investor relations, insurance, Board expenses and Securities Exchange Commission filing and compliance in its Corporate Operating Expenses. The Company included the security deposit for its Corporate headquarters facility, investments and concentrated banking in its Total Assets. The segment data for the three and nine months ended September 30, 2006, includes two (2) months of operating results for Averion Inc., since the acquisition date was July 31, 2006.  The segment data is as follows:

	For the Three-month period ended Sept. 30,		For the Nine-month period ended Sept. 30,
	2006	2005	2006	2005
Total revenues:
IT&E International Group, Inc.	$3,148,224	$4,439,300	$10,240,973	$13,416,191
Millennix, Inc.	1,553,851	—	4,342,841	—
Averion Inc.	3,661,858	—	3,661,858	—
Consolidated total revenues	8,363,933	4,439,300	18,245,672	13,416,191

Operating income:
IT&E International Group, Inc.	(142,014)	(173,754)	(438,994)	(417,933)
Millennix, Inc.	34,265	—	(447,735)	—
Averion Inc.	(153,939)	—	(153,939)	—
Corporate	(769,160)	—	(1,916,861)	—
Total operating income (loss)	$(1,030,848)	(173,754)	$(2,957,529)	(417,933)

	Sept. 30, 2006	December 31, 2005
Total assets:
IT&E International Group, Inc.	$2,209,627	$2,670,982
Millennix, Inc.	6,639,244	5,042,838
Averion Inc.	30,358,534	—
Corporate	4,353,985	6,531,487
Total assets	$43,561,390	$14,245,307

11.          AVERION MERGER

Averion Merger.  On July 31, 2006, pursuant to that certain Securities Purchase Agreement dated November 9, 2005, as amended, between the Company, ComVest Investment Partners II LLC (“ComVest”) and those certain purchasers set forth in the signature pages thereto (the “Purchase Agreement”), ComVest exercised an option (the “ComVest Option”) to purchase 5,000 shares of our Series D Convertible Preferred Stock and received warrants to purchase 32,142,829 shares of our common stock at an exercise price of $0.10 per share, for an aggregate purchase price of $5,000,000, the proceeds of which were used to partially fund the acquisition of Averion Inc.

On July 31, 2006, through our wholly-owned subsidiaries IT&E Merger Sub, Inc., a Massachusetts corporation (“Merger Sub”), and IT&E Acquisition Co., Inc., a Delaware corporation (“Acquisition Sub”), we consummated the merger (the “Averion Merger”) with Averion pursuant to the terms of the Agreement and Plan of Merger dated June 30, 2006, by and among us, Merger Sub and Acquisition Sub, on the one hand, and Averion Inc. and Averion Inc.’s shareholders, (the “Averion Shareholders”), on the other hand (the “Merger Agreement”).  At the closing of the Averion Merger, Merger Sub merged with and into Averion (the “Reverse Merger”).  As a result of the Reverse Merger, Averion was the surviving corporation and became our wholly-owned subsidiary. Immediately following the closing of the Reverse Merger, a forward merger occurred whereby Averion was merged with and into Acquisition Sub (the “Forward Merger,” together with the Reverse Merger, constitute the Averion Merger).  As a result of the Forward Merger, Acquisition Sub is the surviving corporation and our wholly-owned operating subsidiary.

On July 31, 2006, in connection with the closing of the Averion Merger, pursuant to a letter agreement dated May 31, 2006 between us and ComVest, we paid ComVest an advisory fee of  $250,000.

On July 31, 2006, in connection with the closing of the Averion Merger, we purchased all of the outstanding capital stock of Averion Inc.  Also on July 31, 2006, we acquired substantially all of the assets of Averion Inc. Averion Inc. is a contract research organization located in the State of Massachusetts.  We intend to operate Averion Inc. in substantially the same manner as it operated prior to the acquisition.  The purchase price paid for the Averion Inc. assets and all of the outstanding capital stock was $25,955,000.  In exchange for all such outstanding capital stock of Averion Inc., the Averion Shareholders received from us, in the aggregate: (i) five million six hundred fifty thousand dollars ($5,650,000) in cash (the “Cash Consideration”); (ii) two-year, 8.25% (per annum) promissory notes in the aggregate principal amount of seven hundred thousand dollars ($700,000); (iii) five-year, 8.25% (per annum) promissory notes in the aggregate principal amount of five million seven hundred thousand dollars ($5,700,000); (iv) forty five million two hundred forty five thousand four hundred fifty five (45,245,455) shares of our common stock priced at 11 cents per share for a value of $4,977,000; and (v) eight thousand three hundred (8,300) shares of our Series E Convertible Preferred Stock, stated value $1,000 per share ($8,300,000). In addition, the Company paid transaction costs of $628,000, and assumed certain liabilities in the aggregate amount of  $3,535,105.

The acquired assets and liabilities of Averion Inc. were recorded at their fair market value, pursuant to Financial Accounting Standards Board Statement No. 141, “Accounting for Business Combinations”.  As the price paid to Averion Inc. exceeded the net fair market values of the assets and liabilities, management, along with an independent valuation specialist, performed an analysis to determine the proper values to be assigned to the intangible assets acquired.  The analysis assigned values to the current contracts, the non-compete agreements and the trade name.  In total, the Finite-Life Intangible assets were assigned a valuation of $4,152,000.  Each intangible asset was assigned a useful life ranging from one to ten years, and each specific intangible asset will be amortized based on that life.  In addition, a value of $17,428,505 was assigned to Goodwill.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Fair Value of Assets Acquired and Liabilities Assumed
Assets Acquired	$7,909,600
Finite-Life Intangible Assets	4,152,000
Goodwill	17,428,505
Liabilities Assumed	(3,535,105)
Purchase Price	$25,955,000

Had we acquired Averion Inc. on January 1, 2006, our total revenues would have been $29,130,980, an increase of $10,885,307 for the nine months ended September 30, 2006.  Our net loss for the nine months ended September 30, 2006 would have been $2,888,808 an additional net loss of $12,361, and our loss per share would not have changed, if we had acquired Averion Inc. on January 1, 2006.

Averion Inc. provides clinical research services for Phase I and Phase IV clinical trials, with a focus on oncology, dermatology, nephrology, critical care and medical devices.  Averion Inc. also assists its clients with strategic and regulatory planning, as well as protocol development, investigator qualification and recruitment, study implementation and management and data management.  Averion Inc.’s clients include large and small pharmaceutical companies, and small biotechnology companies.  With the acquisition of Averion Inc., similar to our acquisition of Millennix, Inc., we are intending to expand our clinical research capabilities with additional information technology capability and broadened activity in related clinical therapeutic indications.

12.          COMMITMENTS AND CONTINGENCIES

Averion Europe GmbH. On August 22, 2006, Averion Inc. completed its acquisition and purchase of all of the stock of Pengetank 253, a German limited liability company located in Darmstadt, Germany, for $38,948 (€28.000,00).  To oversee the growth of its European operations, Averion International Corp. appointed John Shillingford as the Managing Director.  At September 30, 2006, Mr. Shillingford’s salary of $18,987 (€15.000,00) was included in Averion Inc.’s payroll expenses.  In September, Averion Europe GmbH performed work for one of Millennix, Inc. oncology projects, at an approximate cost of $12,245 (€9,673.24).  The costs of $12,245 and the revenues of $12,245 were included in the results of operations for the Company at September 30, 2006.

The Purchase of Millennix, Inc. On September 6, 2006, the Asset Purchase Agreement for the purchase of substantially all of the assets of Millennix, Inc., on November 9, 2005, entered into by and among the Company, Millennix, Inc. and Gene Resnick, M.D., was amended to eliminate the payment of $1,400,000 contingent on the achievement of certain earn out milestones as set forth in the agreement.  The remaining amount of the purchase price as specified in the Asset Purchase Agreement, as amended,  is to be paid out in three installments as follows:  1) $300,000 in cash to Millennix, Inc. on January 1, 2007; 2) the issuance of a subordinated promissory note in the principal amount of $300,000 accruing simple interest at eight percent (8%) per annum, with such interest being paid monthly  in arrears and the principal amount payable in full on January 1, 2008, subject to the terms and conditions of the note, and 3) the issuance of 4,285,714 shares of common stock to Millennix, Inc. (subject to adjustments for stock splits, reverse stock splits, recapitalization and the like) on January 1, 2009.  The Company’s obligation, including, without limitation, the obligation to make payments, issue the promissory note, make payments under the promissory note or issue stock are conditioned upon and subject to Dr. Resnick remaining an employee of the Company through each applicable payment or issuance date.  If at anytime, Dr. Resnick is not an employee of the Company prior to the date on which a payment or issuance is called for under the Asset Purchase Agreement, as amended, then the Company’s obligation ceases to exist, provided, however, that Dr. Resnick’s employment was not terminated due to reason of: (a) his death; (b) his resignation for “Good Reason” as that term is defined in his Employment Agreement with the Company, dated November 9, 2005, as amended, or (c) his termination by the Company without “Cause” as that term is defined in his Employment Agreement with the Company, dated November 9, 2005, as amended.  The Company recorded Goodwill resulting from the amended Asset Purchase Agreement for the acquisition of Millennix, Inc. of $1,437,363 at September 30, 2006. The entry is comprised of 1) $300,000 for the cash payment due January 1, 2007 to Millennix, Inc.; 2) $300,000 for the 8% promissory note due to Millennix, Inc. at January 1, 2008, and 3) $837,363 for the 4,285,714 shares of common stock at an average price 20 cents per share, to be issued to Millennix, Inc. on January 1, 2009.  The Company recorded the stock commitment as Common Stock To Be Issued on the face of its Balance Sheet at September 30, 2006.

Southborough MA Lease Agreement.  As part of the acquisition of Averion Inc., the Company assumed the lease obligation for the corporate headquarters location in Southborough MA.  The lease provides for “Additional Rent” payments to be made commencing July 1, 2006 for proportionate real and personal property taxes that exceed the base cost, and for a proportionate share of operating costs that exceed the base cost used by the landlord in determining the monthly rent.  At this time, the landlord has failed to provide an accounting of these “Additional Rent” costs and the Company is unable to estimate the amount due under the lease agreement.  The Company is unable to determine the impact of these “Additional Rent” costs to its financial position or results of operation, and will continue to work with the landlord to determine these costs.

Sinutko v. IT&E International.  On February 7, 2006, David Sinutko filed the action titled Sinutko v. IT&E International, Case No. 861011 in the Superior Court of the State of California, County of San Diego, Central Division against us. Mr. Sinutko alleges he owns and operates POI, Inc., (collectively, “Sinutko”), and that under a letter agreement POI had with us, Sinutko is owed in excess of $550,000 (plus attorneys fees and costs) from us as a commission for alleged services provided to us related to our recent private placement of senior secured convertible promissory notes. Mediation was held on October 24, 2006, pursuant to which the parties agreed to resolve the matter informally.  The Company will pay to Sinutko $250,000 in exchange for a dismissal of the lawsuit with prejudice and a mutual general release of all claims.  The Company accrued $250,000 at September 30, 2006.

Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10.  On or about July 26, 2006, Daniel Rhodes and Michael Ruchman filed the action styled Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10, Case No. 869780 in the Superior Court of the State of California, County of San Diego.  The plaintiffs claim they are the assignees of the position of RCA, a company that had a contract with IT&E to provide and cultivate client and consulting leads for a fee of $2,900 per week.  The plaintiffs claim that

RCA also had an oral contract from Mr. Alberts to pay a 3% finders fee for identifying acquisition candidates, and that as a result of the merger of IT&E with Averion Inc. (“Averion”), in excess of $750,000 is due to RCA under this oral contract.  The lawsuit also alleges fraud.  The Complaint has not yet been served on us. We served interrogatories on the other party and are currently engaged in discovery actions.  Based upon our review and assessment of this matter, we believe Rhodes and Ruchman’s claims are without merit and subject to defenses, and we intend to vigorously defend ourselves.  However, we do not know if we will ultimately prevail or if the outcome will harm our business, financial condition, or results of operation.

Perez v. Averion.  Anthony Perez, a former employee of the Company, has made a claim against the Company alleging unpaid wages and unlawful treatment as an employee of the Company. On October 4, 2006, Mr. Perez’s attorney proposed a settlement offer to the Company, which would include the payment of unpaid overtime Mr. Perez alleged, was due him of $2,800, and a severance package. We are in preliminary settlement discussions with Mr. Perez in this matter, and do not know if we will prevail. The Company accrued $21,000 at September 30, 2006.  We do not believe that the results of this matter will have a material financial impact to our financial statements or our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The information discussed below is derived from the Financial Statements included in this Form 10-QSB for the three and nine months ended September 30, 2006, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

Company Overview

We are a life sciences service organization focused on providing our clients with project-based consulting services in the areas of FDA regulatory compliance, medical and site monitoring, pharma co. vigilance, data management, biometrics and clinical validation throughout the clinical trial lifecycle. Our services range from recruitment of patients for clinical trials and providing skilled personnel to assist with managing clinical trials, to providing enterprise software solutions and training to manage data to ensure FDA compliance. We also provide validation services for new pharmaceutical manufacturing facilities. We serve a variety of clients, including those in the private industry, public institutions, research facilities and the government. We are managed in three reportable segments.

We are in the process of seeking other businesses to acquire so that we can expand our operations. For example, as noted below, in November 2005, we acquired substantially all of the assets of Millennix, Inc. (“Millennix, Inc.”), a contract research organization (“CRO”) based in the State of New York and on July 31, 2006, we acquired Averion Inc. a CRO located in the State of Massachusetts (See Note 11 to the Unaudited Consolidated Financial Statements, “Averion Merger”). In addition, we expanded our operations into Europe in August 2006, when we opened our European CRO operation with the acquisition of Pengetank 253 (See Note 12 to the Unaudited Consolidated Financial Statements, “Averion Europe GmbH”). We believe the CRO industry both internationally and nationally offer many opportunities to integrate our regulatory compliance and validation expertise into clients that use outsourced services performed by CRO’s. We view the opportunity to build our business through the acquisition of established CRO’s will allow us to more efficiently provide a multitude of services than would be possible if we were to build such services internally. We intend to continue to move ahead on the execution of our strategic plan to enable us to obtain and maintain a strong market position within the CRO industry.  Our therapeutic areas of specialization are oncology, dermatology, nephrology, critical care and medical devices.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major clients, and we believe this dependence will continue. Our client list includes many of the top-tier pharmaceutical and biotechnology companies. With the strategic acquisition of Averion Inc., we have expanded our customer base, which has diluted some of the financial impact of having the significant portion of our revenues concentrated solely in a few key clients.  For the period ended September 30, 2006, 30.2% of our service revenues portfolio were from two (2) major clients; Advanced Magnetics, Inc. at 18.1%, and Boston Scientific Corporation at 12.1%, in comparison to 48% of our service revenues concentrated from four (4) major clients at September 30, 2005.  Through the acquisition of Averion Inc., we have more clients, which has mitigated some of the risk of financial impact to our services.  Although the expansion of our client base through the acquisitions of Millennix, Inc. and Averion Inc., has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on us.

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

The Reincorporation and Conversion of the Senior Secured Promissory Notes into Series D Convertible Preferred Stock

On March 2, 2006, we effected our reincorporation from the State of Nevada into the State of Delaware (the “Reincorporation”). The Reincorporation was accomplished as follows: (i) we formed a new Delaware corporation, which was a wholly-owned subsidiary of ours (“IT&E Delaware”), (ii) we merged with and into IT&E Delaware pursuant to an  Agreement and Plan of Merger, and (iii) following the merger, IT&E Delaware was the surviving and successor entity and IT&E Delaware’s certificate of incorporation and bylaws became our governing documents. Pursuant to IT&E Delaware’s certificate of incorporation, we now have 650,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock, with rights, preferences and privileges as may be determined by our Board of Directors from time to time. Pursuant to an Agreement and Plan of Merger, each outstanding share of our common stock was automatically converted into one (1) share of common stock of IT&E Delaware. Effective upon the Reincorporation, our name changed from “IT&E International Group” to “IT&E International Group, Inc.”

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

Extension and Exercise of ComVest Option

ComVest Investment Partners II LLC (“ComVest”) in connection with the private placement of our senior secured convertible promissory notes and warrants to purchase our common stock, acquired a right to purchase additional shares of our Series D Convertible Preferred Stock at a purchase price of up to $5,000,000 and received warrants to purchase up to an additional 35,714,275 shares of common stock that expired on May 9, 2006 (the “ComVest Option”). On May 8, 2006, the expiration of ComVest Option was extended to November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest is entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares. In connection with this transaction the call option was reduced and the offset was recorded to additional paid in capital.  On July 31, 2006, ComVest exercised the ComVest Option in full. On July 31, 2006, in connection with the exercise of the ComVest option, pursuant to the terms of the Purchase Agreement, we paid ComVest a closing fee equal to two and a half percent (2.5%) of the gross proceeds received by us upon exercise of the ComVest Option, or $125,000.

In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” our Series D Preferred Stock included a beneficial conversion feature.  The embedded financial conversion feature was computed at approximately $4,069,022 to the preferred stockholders, as the conversion feature is immediately exercisable, and was treated as a dividend to the preferred stockholders.  The dividend resulted in an increase to the loss available to common shareholders for earnings per share purposes.

Series E Convertible Preferred Stock

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

The holders of Series E Convertible Preferred Stock are entitled to receive the stated value of $1,000 for each share of Series E Convertible Preferred Stock, subject to standard and customary anti-dilution adjustments, in a “liquidation event” as defined in the Certificate of Designation.  Each share of Series E Convertible Preferred Stock, is convertible at the option of the holder into 9,090.91 shares of our common stock, subject to standard and customary anti-dilution adjustments.  The holders of Series E Convertible Preferred Stock will be entitled to vote on all matters presented to the holders of common stock on an as-if-converted to common stock basis.  As part of the consideration paid for the all of the Averion Inc. assets in conjunction with the completion of the Averion Merger, all 8,300 shares of Series E Convertible Preferred Stock were issued (See Note 11 to the Unaudited Consolidated Financial Statements, “Averion Merger”).

Completion of the Averion Merger

On July 31, 2006, through our wholly-owned subsidiaries IT&E Merger Sub, Inc., a Massachusetts corporation (“Merger Sub”), and IT&E Acquisition Co., Inc., a Delaware corporation (“Acquisition Sub”), we consummated the merger (the “Averion Merger”) with Averion Inc. pursuant to the terms of the Agreement and Plan of Merger dated June 30, 2006, by and among us, Merger Sub and Acquisition Sub, on the one hand, and Averion Inc. and Averion Inc.’s shareholder (the “Averion Shareholders”), on the other hand (the “Merger Agreement”).  At the closing of the Averion Merger, Merger Sub merged with and into Averion Inc. (the “Reverse Merger”).  As a result of the Reverse Merger, Averion was the surviving corporation and became our wholly-owned subsidiary. Immediately following the closing of the Reverse Merger, a forward merger occurred whereby Averion was merged with and into Acquisition Sub (the “Forward Merger,” together with the Reverse Merger, constitute the Averion Merger).  As a result of the Forward Merger, Acquisition Sub is the surviving corporation and our wholly-owned operating subsidiary.

On July 31, 2006, in connection with the closing of the Averion Merger, pursuant to a letter agreement dated May 31, 2006 between us and ComVest, we paid ComVest an advisory fee of  $250,000.

On July 31, 2006, in connection with the closing of the Averion Merger, we purchased all of the outstanding capital stock of Averion Inc.  Also on July 31, 2006, we acquired substantially all of the assets of Averion Inc. Averion Inc. is a contract research organization located in the State of Massachusetts.  We intend to operate Averion Inc. in substantially the same manner as it operated prior to the acquisition.  The purchase price paid for the Averion Inc. assets and all of the outstanding capital stock was $25,955,000.  In exchange for all such outstanding capital stock of Averion Inc., the Averion Inc. Shareholders received from us, in the aggregate: (i) five million six hundred fifty thousand dollars ($5,650,000) in cash (the “Cash Consideration”); (ii) two-year, 8.25% (per annum) promissory notes in the aggregate principal amount of seven hundred thousand dollars ($700,000); (iii) five-year, 8.25% (per annum) promissory notes in the aggregate principal amount of five million seven hundred thousand dollars ($5,700,000); (iv) forty five million two hundred forty five thousand four hundred fifty five (45,245,455) shares of our common stock priced at 11 cents per share for a value of $4,977,000; and (v) eight thousand three hundred (8,300) shares of our Series E Convertible Preferred Stock, stated value $1,000 per share ($8,300,000).  In addition, the Company paid transaction costs of $628,000, and assumed certain liabilities in the aggregate amount of  $3,535,105.

The acquired assets and liabilities of Averion Inc. were recorded at their fair market value, pursuant to Financial Accounting Standards Board Statement No. 141, “Accounting for Business Combinations”.  As the price paid to Averion Inc. exceeded the net fair market values of the assets and liabilities, management, along with an independent valuation specialist, performed an analysis to determine the proper values to be assigned to the intangible assets acquired.  The analysis assigned values to the current contracts, the non-compete agreements and the trade name.  In total, the Finite-Life Intangible assets were assigned a valuation of $4,152,000.  Each intangible asset was assigned a useful life ranging from one to ten years, and each specific intangible asset will be amortized based on that life.  In addition, a value of $17,428,505 was assigned to Goodwill.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Fair Value of Assets Acquired and Liabilities Assumed
Assets Acquired	$7,909,600
Finite-Life Intangible Assets	4,152,000
Goodwill	17,428,505
Liabilities Assumed	(3,535,105)
Purchase Price	$25,955,000

Had we acquired Averion Inc. on January 1, 2006, our total revenues would have been $29,130,980, an increase of  $10,885,307 for the nine months ended September 30, 2006.  Our net loss for the nine months ended September 30, 2006 would have been $2,888,808, an additional net loss of $12,361, and our loss per share would not have changed, if we had acquired Averion Inc. on January 1, 2006.

Averion Inc. provides clinical research services for Phase I and Phase IV clinical trials, with a focus on oncology, dermatology, nephrology, and other complex medical conditions.  Averion Inc. also assists its clients with strategic and regulatory planning, as well as protocol development, investigator qualification and recruitment, study implementation and management and data management.  Averion Inc.’s clients include large and small pharmaceutical companies, and small biotechnology companies.  With the acquisition of Averion Inc., similar to our acquisition of Millennix, Inc., we are intending to expand our clinical research capabilities with additional information technology capability and broadened activity in related clinical therapeutic indications.

Results of Operations

Three months ended September  30, 2006 and 2005

For the three months ended September 30, 2006, we generated service revenues of $7,881,002, as compared to $4,292,422 for the three months ended September 30, 2005, an increase of 83.6%. Included in the quarterly revenue amount was $4,829,955 earned from our acquired CRO businesses, comprised of $1,455,407 from Millennix, Inc. and $3,374,548 from Averion Inc. Excluding the increase related to the acquisition of the new CRO businesses, revenue decreased 28.9%.  In the fourth quarter of 2005, several of our larger clients did not renew our services for additional work which we have yet to replace which may result in a continued reduction in our revenues. Though we anticipate our contract service work returning to levels achieved in 2005, there is no assurance when we will be able to obtain such new contracts, if ever.  We also incur out-of-pocket costs in excess of contract amounts. These out-of-pocket costs are generally reimbursable by our clients. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the statements of operations. The timing of these costs and revenues vary throughout the year depending on the projects being serviced. Reimbursement revenue and out-of-pocket expenses were approximately $482,931 for the three months ended September 30, 2006 and $146,878 for the three months ended September 30, 2005, an increase of 228.8%.  The increase of $336,053 is primarily attributable to the acquisition of the new CRO business.  Millennix, Inc. accounts for $98,444 and Averion Inc. accounts for $287,310.  Excluding the increase related to the acquisition of the new CRO business, reimbursement revenue decreased 33.8% for the three months ended September 30, 2006.

Cost of revenues are primarily personnel-related and consist of compensation, related payroll taxes and fringe benefits for our project-related staff, as well as the costs for externally contracted personnel. The cost of revenues, including out-of-pocket costs, for the three months ended September 30, 2006 was $5,265,836, an increase of $2,155,092, as compared to $3,110,744 for the three months ended September 30, 2005. The 69.3% increase in cost of revenues includes $3,039,121 attributable to the acquisition of the new CRO business (Millennix, Inc. accounts for $1,087,969 and Averion Inc. accounts for $1,951,152). Excluding the increase related to the acquisition of the new CRO business, cost of revenue decreased 28.4% for the three months ended September 30, 2006, consistent with the decrease in net revenues discussed earlier.

Gross profit for the three months ended September 30, 2006 was $3,098,097, as compared to $1,328,556 for the three months ended September 30, 2005.  Gross profit margin as a percentage of sales, was 37% of sales, including Millennix, Inc. and Averion Inc, and 29.3%, excluding Millennix, Inc. and Averion Inc., for the three months ended September 30, 2006 as compared to 29.9% of sales for the three months ended September 30, 2005. Fluctuations in client requests for services impact our profit margins. Though the majority of our contractors are either hourly or outside contractors that are used for certain short-term projects, we have a group of contractors that we have chosen to make full-time employees due to their technical expertise and their ability to manage projects. When these contractors are not fully utilized by our clients due to client fluctuations, which is standard in the industry, their costs directly impact our profit margins since costs are being incurred without corresponding revenue.

Late in the fourth quarter of 2005, IT&E division began to encounter larger than normal client fluctuations and our service renewals declined and have continued to decline into the first three quarters of 2006, excluding the effects of the recently acquired CRO business.  This trend has caused management to re-evaluate how we are staffing the current work, as well to determine how to utilize our full-time contractors that cannot be deployed at a client, including the use of them in the newly acquired CRO business.

General and administrative expenses consist of compensation, related payroll taxes and fringe benefits for our administrative staff, outside professional costs, facility costs and other costs. For the three months ended September 30, 2006, general and administrative expenses were $2,914,759, compared to $852,437 for the same period in 2005. Millennix, Inc. and Averion Inc. comprise $1,665,265, or 57% of the general and administrative expenses total [(Millennix, Inc. ($212,805) and Averion Inc. ($1,452,460)]. The increase in general and administrative expenses was due primarily to the acquisitions of Millennix, Inc. and Averion Inc.; increased costs associated with being a public company, including legal and accounting fees, public relations costs and additional insurance costs; costs associated with the search for acquisition targets and funding sources, and costs associated with outsourcing information technology, human resource, financial advisory services. Due to the increase in the number of contracts being serviced by our Millennix division, in February 2006 we entered into a new lease that will provide for the additional space required to accommodate the increase in personnel at our Millennix division. The monthly rent for space occupied by our Millennix division will more than double due to the substantially increased square footage being leased.  However, due to lease concessions, the net difference in cash outflow for 2006 as compared to the current lease will not be material. Payments under this lease will be substantially more in future years. The lease became effective May 1, 2006.  In addition, with the transition of the corporate headquarters from San Diego, California, to the Southborough, Massachusetts location, and the integration of the three reporting segments, we are anticipating that our general and administrative expenses may be higher in future years, including the effects of leasing new office space (See Note 12 to the Unaudited Consolidated Financial Statements “Commitments and Contingencies”, the “Southborough MA Lease Agreement”). Management is evaluating and developing an implementation plan to integrate the newly acquired companies of Millennix, Inc. and Averion Inc., in an effort to improve efficiencies by sharing resources, evaluate cross-marketing opportunities and streamline costs.

Sales and marketing expenses consist of compensation, related payroll taxes and fringe benefits for sales and marketing personnel, along with their out-of-pocket costs, as well other costs such as advertising and trade shows. Sales and marketing expenses for the three months ended September 30, 2006 were $434,372 and $296,392 for the same period in 2005. The $137,980 increase was due primarily to the increased sales resulting from the acquisitions of Millennix, Inc. ($70,675) and Averion Inc. ($122,200).  We anticipate that these costs may increase in the future as part of our efforts to increase our presence in the life sciences service industry.

Depreciation and amortization expense increased to $319,706 for the three months ended September 30, 2006 as compared to $23,742 for the three months ended September 30, 2005. This increase was primarily due to the depreciation of fixed assets and the amortization of intangible assets acquired in connection with the purchase of the CRO businesses’ assets acquired with Millennix, Inc. and Averion Inc.

Officer compensation increased to $460,108 for the three months ended September 30, 2006 as compared to $329,739 for the same period in 2005. This increase was primarily due to the addition of officers from the Millennix, Inc. and Averion Inc. acquisitions.  We anticipate that this expense could be higher in the future due to subsequent acquisitions and restructuring.

We earned $90,072 of interest income in the three months ended September 30, 2006 from our interest bearing investments, as compared to $56,013 for the three months ended September 30, 2005.

Interest expense decreased by $123,860 to $106,312 for the three months ended September 30, 2006 compared to $230,172 for the same period in 2005. This decrease is mainly due to the repayment of the promissory note held by Laurus Master Fund Ltd. in November 2005. We expect interest expense to decrease in 2006, as the only material debts outstanding are the notes payable to employees that were assumed as a part of the Millennix, Inc. asset acquisition.

We had no loan fee amortization costs for the three months ended September 30, 2006 as compared to loan fee amortization costs of $72,282 for the same period in 2005 due to the payment of the promissory note held by Laurus Master Fund Ltd. in November 2005.

In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” our Series D Preferred Stock included a beneficial conversion feature. The embedded financial conversion feature was computed at approximately $4,069,022 to the preferred stockholders, as the conversion feature is immediately exercisable, and was treated as a dividend to the preferred stockholders. The dividend resulted in an increase to the loss available to common stockholders for earnings per share purposes.

Nine Months Ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, we generated service revenues of $17,266,398 as compared to $13,036,358 for the nine months ended September 30, 2005, an increase of $4,230,040 (32.4%), which is primarily attributable to the revenues earned from our recently acquired CRO businesses totaling $7,343,484 (comprised of Millennix, Inc. service revenues of $3,968,936 and Averion Inc. service revenues of $3,374,548). Excluding the increase related to the acquisition of the new CRO businesses, revenue decreased $3,113,444 (23.9%) to $9,922,914. The decline in revenues excluding the newly acquired CRO businesses is primarily attributable to the loss of some of our larger clients that did not renew our services for additional work in the fourth quarter of 2005 that we have yet to replace. We anticipate that this trend will continue until we have replaced the lost revenues from these contracts. Though we anticipate our contract service work returning to levels achieved in 2005, there is no assurance when we will be able to obtain such new contracts, if ever. We also incur out-of-pocket costs in excess of contract amounts. These out-of-pocket costs are generally reimbursable by our clients. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the statements of operations. The timing of these costs and revenues vary throughout the year depending on the projects being serviced. Reimbursement revenue and out-of-pocket expenses were approximately $979,274 for the nine months ended September 30, 2006 and $379,833 for the nine months ended September 30, 2005. The increase in reimbursement revenue and out-of-pocket expenses of $599,441 (157.8%), was due to the newly acquired CRO businesses totaling $661,215 (comprised of Millennix, Inc. reimbursement revenues of $373,905 and Averion Inc. reimbursement revenues of $287,310). Excluding the CRO acquisitions, the reimbursement revenue and out-of-pocket expenses declined $61,774  or 16.3%, to $318,059.

Cost of revenues are primarily personnel-related and consists of compensation, related payroll taxes and fringe benefits for our project-related staff, as well as for externally contracted personnel. The cost of revenues, including out-of-pocket costs for the nine months ended September 30, 2006 increased 34.1% to $12,558,151, including $5,320,813 attributable to Millennix, Inc. and Averion Inc. (Millennix, Inc. - $3,369,661; Averion Inc. - $1,951,152), as compared to $9,365,156 for the nine months ended September 30, 2005. Excluding the newly acquired CRO businesses of Millennix, Inc. and Averion Inc., the cost of revenues, including out-of-pocket costs for the nine months ended September 30, 2006, decreased 22.7% to $7,237,338, consistent with the lower services revenue.

Gross profit for the nine months ended September 30, 2006 was $5,687,521, as compared to $4,051,035 for the nine months ended September 30, 2005.  Gross profit margin as a percentage of sales was 31.2% of sales, including Millennix, Inc. and Averion Inc., and 29.3%, excluding Millennix, Inc. and Averion Inc., for the nine months ended September 30, 2006 as compared to 30.2% for the nine months ended September 30, 2005. Fluctuations in client requests for services impact our profit margins. Though the majority of our contractors are either hourly or outside contractors that are used for certain short-term projects, we have a group of contractors that we have chosen to make full-time employees due to their technical expertise and their ability to manage projects. When these contractors are not fully utilized by our clients due to client fluctuations, which is standard in the industry, their costs directly impact our profit margins since costs are being incurred without corresponding revenue.

Late in the fourth quarter of 2005, the IT&E division began to encounter larger than normal client fluctuations and our service renewals declined and have continued to decline into the first three quarters of 2006, excluding the effects of the recently acquired CRO businesses.  This trend has caused management to re-evaluate how we are staffing the current work, as well to determine how to utilize our full-time contractors that cannot be deployed at a client, including the use of them in the newly acquired CRO businesses.

General and administrative expenses consist of compensation, related payroll taxes and fringe benefits for our administrative staff, outside professional costs, facility costs and other costs. For the nine months ended September 30, 2006, general and administrative expenses were $5,656,128 (including $2,371,278 from the newly acquired CRO businesses) compared to $2,635,622 for the same period in 2005. The increase in general and administrative expenses was due primarily to the acquisition of Millennix, Inc. and Averion Inc., increased costs associated with being a public company, including legal and accounting fees, public relations costs and additional insurance costs; costs associated with the search for acquisition targets and funding sources, and costs associated with outsourcing information technology, human resource, financial advisory services.  Excluding Millennix, Inc. and Averion Inc., the general and administrative costs increased 32.1% to $3,482,833. Due to the increase in the number of contracts being serviced by our Millennix division, in February 2006 we entered into a new lease that will provide for the additional space required to accommodate the increase in personnel at our Millennix division. The monthly rent for space occupied by our Millennix division more than doubled due to the substantially increased square footage being leased; however, due to lease concessions, the net difference in cash outflow for 2006 as compared to the current lease will not be material. Payments under this lease will be substantially more in future years. The lease became effective May 1, 2006. In addition, with the transition of the corporate headquarters from San Diego, California, to the Southborough, Massachusetts location, and the integration of the three reporting segments, we are anticipating that our general and administrative expenses may be higher in future years, including the effects of leasing new office space (See Note 12 to the Unaudited Consolidated Financial Statements “Commitments and Contingencies”, the “Southborough MA Lease Agreement”). Management is evaluating and developing an implementation plan to integrate the newly acquired companies of Millennix, Inc. and Averion Inc., in an effort to improve efficiencies by sharing resources, evaluate cross-marketing opportunities and streamline costs.

Sales and marketing expenses consist of compensation, related payroll taxes and fringe benefits for sales and marketing personnel, along with their out-of-pocket costs, as well other costs such as advertising and trade shows. Sales and marketing expenses for the nine months ended September 30, 2006 increased 35.2% to $1,340,904 including $357,677 for the newly acquired CRO businesses, as compared to $988,273 for the same period in 2005. Excluding the newly acquired CRO businesses, sales and marketing decreased 1% to $983,228.

Depreciation and amortization expense increased to $542,505 for the nine months ended September 30, 2006 as compared to $66,491 for the nine months ended September 30, 2005. This increase was primarily due to the depreciation of the fixed assets and amortization of intangible assets acquired in connection with the purchases of Millennix, Inc. and Averion Inc.

Officer compensation increased to $1,105,513 for the nine months ended September 30, 2006, including $274,037 for the newly acquired CRO businesses, as compared to $778,582 for the same period in 2005. This increase was primarily due to the addition of several officers in connection with Millennix, Inc. and Averion Inc.  Excluding the newly acquired CRO businesses, officer compensation increased 6.8% ($52,894) to $831,476.

We earned $224,521 of interest income in the nine months ended September 30, 2006 from our interest bearing investments as compared to interest earnings of $58,331 for the nine months ended September 30, 2005.

Interest expense decreased to $143,439 for the nine months ended September 30, 2006 compared to $375,960 for the same period in 2005. This decrease is mainly due to the repayment of the promissory note held by Laurus Master Fund Ltd. in November 2005. We expect interest expense to decrease in 2006, as the only material debts outstanding are the notes payable to employees that were assumed as a part of the Millennix, Inc. asset acquisition and the notes issued to the former Averion Inc. shareholders in connection with the Averion Merger (See Note 11 to the Unaudited Consolidated Financial Statements, “Averion Merger”).

We had no loan fee amortization costs for the nine months ended September 30, 2006 as compared to loan fee amortization costs of $216,845 for the same period in 2005 due to the payment of the promissory note held Laurus Master Fund Ltd. in November 2005.

We had no fees on long-term debt or non-cash financing costs for the nine months ended September 30, 2006 as compared to long-term debt fees of $214,039 and non-cash financing costs of $62,500.

In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” our Series D Preferred Stock included a beneficial conversion feature. The embedded financial conversion feature was computed at approximately $4,069,022 to the preferred shareholders, as the conversion feature is immediately exercisable, and was treated as a dividend to the preferred shareholders. The dividend resulted in an increase to the loss available to common shareholders for earnings per share purposes.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $5,060,655, an increase of $2,883,629 from the $2,177,026 balance at September 30, 2005. In addition, at September 30, 2006, we had positive working capital of $6,209,397 as compared to $963,380 in working capital at September 30, 2005. The increase in cash and cash equivalents is primarily due to the sale of $11,500,000 in senior secured convertible promissory notes in November 2005. Such notes were subsequently converted into 11,500 shares of our Series D Convertible Preferred Stock.

ComVest Investment Partners II LLC (“ComVest”), in connection with the private placement of our senior secured convertible promissory notes and warrants to purchase our common stock, acquired a right to purchase additional shares of our Series D Convertible Preferred Stock at a purchase price of up to $5,000,000 and received warrants to purchase up to an additional 35,714,275 shares of common stock that expired on May 9, 2006 (the “ComVest Option”). On May 8, 2006, the expiration of ComVest Option was extended to November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest is entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares.  ComVest exercised the ComVest Option in full on July 31, 2006. On July 31, 2006, in connection with the exercise of the ComVest option, pursuant to the terms of the Purchase Agreement, we paid ComVest a closing fee equal to two and a half percent (2.5%) of the gross proceeds received by us upon exercise of the ComVest Option, or $125,000.

We intend to use our cash in 2006 for our general working capital needs, improvements to our infrastructure and computer systems as we prepare for our growth, and to continue our acquisition strategy. Because the level of service revenue in the third quarter of 2006 was less than our service revenue earned in 2005, excluding the recent acquisitions of Millennix, Inc. and Averion Inc., we used additional cash for general working capital needs, the completion of the acquisitions of Averion Inc. and Averion Europe GmbH, the payment of on-going transaction costs associated with the private placement of our stock in November 2005 as well as an initial deposit related to the new Millennix division lease of $137,000. Management is actively monitoring costs so as to minimize the impact on cash and to allow us to retain a majority of our cash to fund acquisitions and to invest in capital projects that will allow us to manage the growth that is expected to result from our acquisition strategy.  In addition, as part of the acquisition of Averion Inc., we have a $500,000 standby letter of credit that was issued in connection with the Southborough MA lease.  The standby letter of credit  principal amount may be reduced $100,000 per year commencing in 2008, subject to the performance provisions in the lease agreement.

The Company, through its acquisition of Averion Inc. in July 2006, acquired a $2,000,000 line of credit issued by Bank of America, N.A. that was executed by Averion Inc. on June 21, 2005 that may be used to fund standby letters of credit.  The maximum amount of a standby letter of credit, issued in connection with this agreement, may not exceed $500,000 (including the drawn and unreimbursed amounts of the letter of credit).  The cost of the line of credit per the agreement is a non-refundable fee equal to 1.25% per annum of the outstanding undrawn amount of each of the standby letter of credit(s).  The fee is payable annually in advance, calculated on the basis of the face amount outstanding on the day the fee is calculated. The line of credit is secured by the Company’s equipment and fixtures, inventory and receivables.  The line of credit agreement was originally due to expire on June 21, 2006, but was extended to December 21, 2006 on October 23, 2006.  At September 30, 2006, the Company had not drawn on the line of credit. The $2,000,000 face value of the line of credit was available to the Company for funding standby letters of credit, subject to the Company maintaining a debt service coverage ratio of at least 1.2 to 1.0.

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

Backlog

At September 30, 2006, the Company had recorded backlog of approximately $36 million for the CRO businesses, representing expected payments pursuant to signed agreements. This backlog constitutes projects of three months through five years in duration with work to be performed in 2007 through 2011.

Significant Accounting Policies

Revenue Recognition, Accounts Receivable, and Unbilled Receivables

Revenues are derived primarily from FDA validation and compliance outsourcing services, consulting, and systems integration, though with our acquisition of the assets of Millennix, Inc. in November 2005, and our subsequent acquisition of Averion Inc., we also began earning revenues from providing clinical research services. Revenues are primarily recognized on a time-and-materials or percentage-of-completion basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgment regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year up to five years.

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from fixed fee arrangements are generally recognized on a rate per hour or percentage-of-completion basis. Revenues recognized on fixed price consulting contracts are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of the work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

IT&E International and Averion Inc. contracts are primarily performed on a time and materials basis, while the Millennix, Inc. contracts are a combination of unit price and fixed fee contracts.  The majority of Averion Inc. contracts may be terminated for a variety of reasons by the customer.  The Averion Inc. contracts provide for recovery of costs incurred, including the costs to wind down the study, and payment of fees earned to date, and in some cases the customer may be required to remit a portion of the fees due or profits that would have been earned under the contract had the contract not been terminated prematurely.  Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized to date that is currently unbillable to the customer pursuant to the contractual terms.  In general, amounts become billable to the customer pursuant to the contractual terms. Amounts become billable upon achievement of milestones or in accordance with predetermined payment schedules.  These amounts are billable to customers according to contract terms.  Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed to customers for which revenue has not been recognized at the balance sheet date.

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

The contracts acquired from Millennix, Inc. and Averion Inc. typically require upfront payments of 10-15% of the projected amount of the contract, resulting in the recognition of deferred revenue that gets allocated to revenue over the period of the contract.  At September 30, 2006, the deferred revenue balance was approximately $3,358,733, as compared to $922,484 at September 30, 2005. Averion Inc. comprises $2,744,868, which is approximately 83.2% of the deferred revenue balance at September 30, 2006.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. As of September 30, 2006 and 2005, the Company had unbilled revenues included in current assets of approximately $4,039,527 and $183,938, respectively.  Averion Inc. contracts represent the majority of the unbilled receivables at September 30, 2006, with a balance of $3,644,664 of the unbilled receivables at September 30, 2006.

Recently Issued Accounting Guidance

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”).  SFAS No. 154 requires retroactive application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.   The Company does not expect SFAS No. 154 to have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN48”), effective for fiscal years beginning after December 15, 2006.   FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition.  The Company does not expect FIN48 to have a material impact on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and related financial statement disclosures.   This model is commonly referred to as the “dual-approach”.  The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

Credit Risks

Financial instruments that subject us to concentrations of credit risks consist primarily of cash and cash equivalents and billed and unbilled accounts receivable. Our clients are primarily involved in the healthcare and pharmaceutical industries. The healthcare and life sciences industries may be affected by economic factors, which may impact accounts receivable. At September 30, 2006, approximately 55% of the outstanding trade receivables are due from five (5) clients who also accounted for approximately 42.4% of total sales. Management believes that concentrations of credit risk with respect to our billed and unbilled accounts receivable are mitigated, to some degree, due to the size and nature of our clients and the expansion of our customer base due to the acquisitions of Millennix, Inc. and Averion Inc.

Goodwill

The Company accounts for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually, and any such impairment will be recorded as a charge to operations. At September 30, 2006 the Company had no impairment in the carrying value of its goodwill.

Stock-Based Compensation

On April 29, 2005, we adopted the 2005 Equity Incentive Plan (the “Plan”) to provide a means by which we can retain and maximize the services of employees, directors and consultants. An aggregate of 7,500,000 shares of our common stock were initially reserved for issuance pursuant to awards from the Plan. The Plan was approved by our shareholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance to 25,000,000. On June 15, 2006, our shareholders approved an amendment to the Plan to increase the number of shares available for issuance to 50,000,000. On August 14, 2006, our shareholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 100,000,000 effective September 21, 2006.

Beginning in 2006, the Company has recorded any stock-based compensation using the “modified prospective” method as permitted under SFAS 123R. The “modified prospective” recognized compensation cost beginning on January 1, 2006 for all share-based payments granted after January 1, 2006 and for the unvested portion of previously granted awards outstanding as of January 1, 2006.

For the quarter ended September 30, 2006, the fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2006: weighted-average risk-free interest rates of 4.605%, dividend yields of 0%, expected volatility of 85%, and a weighted-average expected life of 3.7 years. The Company granted 1,784,250 options on April 29, 2005 at a weighted exercise price of $0.25. For the quarter ended September 30, 2005 the company estimated the fair value of the options on the date of grant using the Black-Scholes option pricing model with the following assumption for the nine months ended September 30, 2005: weighted-average risk-free interest rates of 4.11%, dividend yields of 0%, expected volatility rate of 85% and a weighted-average expected life of 3.7 years. The effect of the option grants is shown on a pro-forma basis in Note 6 to the Unaudited Consolidated Financial Statements.

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

Employees

At September 30, 2006, we had 224 employees. Additionally, we utilize the services of approximately 53 outside consultants who work as independent contractors.

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

However, whether actual results or developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control.

Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; and (ii) our business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.  We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

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

Due to the foregoing items and potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

As we continue to evaluate and review our remediation process, we may modify our present intentions and conclude that additional or different actions would better serve the remediation of our material weakness. We expect that the remediation of our material weakness as described above will not be implemented during 2006. The material weakness will not be completely remediated until the applicable remedial measures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the three months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and continue to materially affect our internal control over financial reporting. However, we do intend to take remedial action related to our material weakness described above which may result in a significant change to our internal controls over financial reporting in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10.  On or about July 26, 2006, Daniel Rhodes and Michael Ruchman filed the action styled Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10, Case No. 869780 in the Superior Court of the State of California, County of San Diego.  The plaintiffs claim they are the assignees of the position of RCA, a company that had a contract with IT&E to provide and cultivate client and consulting leads for a fee of $2,900 per week.  The plaintiffs claim that RCA also had an oral contract from Mr. Alberts to pay a 3% finders fee for identifying acquisition candidates, and that as a result of the merger of IT&E with Averion Inc. (“Averion”), in excess of $750,000 is due to RCA under this oral contract.  The lawsuit also alleges fraud.  The Complaint has not yet been served on us. We served interrogatories on the other party and are currently engaged in discovery actions.  Based upon our review and assessment of this matter, we believe Rhodes and Ruchman’s claims are without merit and subject to defenses, and we intend to vigorously defend ourselves.  However, we do not know if we will ultimately prevail or if the outcome will harm our business, financial condition, or results of operation.

Sinutko v. IT&E International.  On February 7, 2006, David Sinutko filed the action titled Sinutko v. IT&E International, Case No. 861011 in the Superior Court of the State of California, County of San Diego, Central Division against us. Mr. Sinutko alleges he owns and operates POI, Inc., (collectively, “Sinutko”), and that under a letter agreement POI had with us, Sinutko is owed in excess of $550,000 (plus attorneys fees and costs) from us as a commission for alleged services provided to us related to our recent private placement of senior secured convertible promissory notes. Mediation was held on October 24, 2006, pursuant to which the parties agreed to resolve the matter informally.  The Company will pay to Sinutko $250,000 in exchange for a dismissal of the lawsuit with prejudice and a mutual general release of all claims. The Company accrued $250,000 at September 30, 2006.

Perez v. Averion.  Anthony Perez, a former employee of the Company, has made a claim against the Company alleging unpaid wages and unlawful treatment as an employee of the Company. On October 4, 2006, Mr. Perez’s attorney proposed a settlement offer to the Company, which would include the payment of unpaid overtime Mr. Perez alleged was due him of $2,800, and a severance package. We are in preliminary settlement discussions with Mr. Perez in this matter, and do not know if we will prevail. The Company accrued $21,000 at September 30, 2006. We do believe that the results of this matter will not have a material financial impact to our financial statements or our results of operations.

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

On July 31, 2006, in connection with Averion Merger, we issued 45,245,455 shares of our common stock and 8,300 shares of our Series E Convertible Preferred Stock to the Averion Inc. Shareholders as partial consideration for all of the outstanding capital stock of Averion Inc.  Each share of Series E Convertible Preferred Stock shall initially be convertible at the option of each holder into 9,090.91 shares of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 2006, holders of a majority of our common stock, our Series D Convertible Preferred Stock and our Series E Convertible Preferred Stock, voting together as a single class, executed a written consent in favor of the actions described below. Each of the foregoing actions was approved by 312,636,213 shares, or 75% of all shares entitled to vote thereon.  This consent satisfies the stockholder approval requirement for the actions described below.  The actions were effective as of September 21, 2006.

Action No. 1: Amend our certificate of incorporation to effect a change of our corporate name from “IT&E International Group, Inc.” to “Averion International Corp.”

Action No. 2:  Amend our 2005 Equity Incentive Plan, as amended, to increase the number of shares of common stock available for issuance under the plan from 50,000,000 to 100,000,000.

ITEM 5. OTHER INFORMATION

Market Information

The Company changed its bulletin board ticker common stock symbol from “ITER.OB” to “AVRO.OB” in conjunction with the name change on September 21, 2006.

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

Averion International Corp.
(Registrant)

Dated: November 20, 2006	By:	/s/ Dr. Philip T. Lavin
Dr. Philip T. Lavin
Chief Executive Officer

Dated: November 20, 2006	By:	/s/ Scott L. Millman
Scott L. Millman
Chief Accounting Officer