Form 10QSB/A
period 2006-09-30
Averion International Corp.
filed 2006-11-21
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Averion International Corp.  (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (“Amendment No. 1) to its quarterly report on Form 10-QSB for the quarter ended September 30, 2006 that was originally filed on November 20, 2006 (the “Original 10-QSB”) solely to correct typographical errors that inadvertently appeared in the Company’s Original 10-QSB.  None of these typographical errors was deemed material by the Company individually or in the aggregate.  While this Amendment No. 1 does not amend any other information contained in the Original 10-QSB, for the convenience of the reader this Amendment No. 1 amends and restates in its entirety the Original 10-QSB.  This Amendment No. 1 continues to speak as of the date of the Original 10-QSB and the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

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

AVERION INTERNATIONAL CORP. (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
Cash	$5,060,655	$6,414,770
Accounts receivable (net of allowance for doubtful accounts of $190,679 for 2006 and $75,000 in 2005)	5,068,278	2,989,646
Unbilled revenue	4,039,527	183,938
Prepaid expenses and other current assets	1,040,268	181,823
Total Current Assets	15,208,728	9,770,177

Property and equipment, net	1,513,175	275,263
Deposits	114,860	11,679
Finite life intangibles (net of accumulated amortization of $379,211 and of $39,625 in 2006 and 2005, respectively)	4,803,789	991,375
Goodwill	21,920,838	3,196,813
Total Assets	$43,561,390	$14,245,307

Accounts payable	$1,259,362	$585,590
Accrued payroll and employee benefits	989,283	351,238
Current portion of capital lease obligations	29,754	3,250
Current portion of notes payable to employees	19,513	101,437
Current portion of notes payable to shareholders	610,256	—
Accrued relocation costs to officers	220,000	220,000
Deferred revenue	3,358,733	922,484
Customer Advances	1,140,492	143,520
Deferred rent	450,742	22,670
Other accrued liabilities	1,246,407	433,745
Total Current Liabilities	9,324,542	2,783,934
Long-term capital lease obligations, less current portion	52,923	12,765
Notes payable to employees, less current portion	—	654,384
Notes payable to Averion shareholders	6,716,527	—
Deferred tax liability	68,680	—
Total Liabilities	16,162,672	3,451,083

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized:
Series D Convertible Preferred stock, $.001 par value, 16,500 shares authorized 16,500 shares issued and outstanding with a stated value of $16,500,000	$12,174,960	8,105,938
Series E Convertible Preferred stock, $.001 par value, 8,300 shares authorized, 8,300 shares issued and outstanding with a stated value of $8,300,000	8,300,000	—
Common stock, $.001 par value, 650,000,000 shares authorized, 159,876,736 shares issued and outstanding	159,877	60,449
Convertible warrants	—	3,108,944
Call option	—	285,118
Common stock To be Issued	837,363	—
Additional paid-in capital	12,073,617	2,504,427
Retained deficit	(6,147,099)	(3,270,652)
Total Equity	27,398,718	10,794,224
Total Liabilities and Capital	$43,561,390	$14,245,307

The accompanying notes are an integral part of these financial statements.

AVERION INTERNATIONAL CORP. (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Service revenue	$7,881,002	$4,292,422	$17,266,398	$13,036,358
Reimbursement revenue	482,931	146,878	979,274	379,833
Total	8,363,933	4,439,300	18,245,672	13,416,191

Cost of revenue	5,265,836	3,110,744	12,558,151	9,365,156
Gross profit	3,098,097	1,328,556	5,687,521	4,051,035

Operating expenses:
General and administrative	2,914,759	852,437	5,656,128	2,635,622
Sales and marketing	434,372	296,392	1,340,904	988,273
Depreciation and amortization	319,706	23,742	542,505	66,491
Officer compensation	460,108	329,739	1,105,513	778,582
Total Operating Expenses	4,128,945	1,502,310	8,645,050	4,468,968
Net Operating Loss	(1,030,848)	(173,754)	(2,957,529)	(417,933)

Other Income (Expense)
Interest income	90,072	56,013	224,521	58,331
Interest expense	(106,312)	(230,172)	(143,439)	(375,960)
Loan fee amortization	—	(72,282)	—	(216,845)
Fees on long-term debt	—	—	—	(214,039)
Non-cash financing costs	—	—	—	(62,500)
Total Other Income (Expense)	(16,240)	(246,441)	81,082	(811,013)

Income/(Loss) before income taxes	(1,047,088)	(420,195)	(2,876,447)	(1,228,946)
Income taxes	—	—	—	—
Net income (loss)	(1,047,088)	(420,195)	(2,876,447)	(1,228,946)
Beneficial conversion feature	(4,069,022)	—	(4,069,022)	—
Net income/(loss) applicable to common shareholders	$(5,116,110)	$(420,195)	$(6,945,469)	$(1,228,946)
Weighted average number of common shares outstanding-basic and fully-diluted	159,876,736	21,344,198	93,591,496	20,412,124

Net income (loss) per share-basic and fully-diluted	$(0.03)	$(0.02)	$(0.07)	$(0.06)

The accompanying notes are an integral part of these financial statements.

AVERION INTERNATIONAL CORP. (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	Sept 30, 2006	Sept 30, 2005
Cash flows from operating activities
Net loss	$(2,876,447)	$(1,228,946)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense	202,919	66,491
Amortization of loan fees	—	216,845
Amortization of finite life intangibles	339,586	—
Amortization of deferred rent	179,278	(5,366)
Stock issued for financing costs	—	62,500
Stock issued for compensation	366,577	200,000
Changes in assets and liabilities
Accounts receivable, net	788,613	225,990
Unbilled revenue	(1,160,074)	54,086
Prepaid and other current assets	(161,720)	(151,439)
Customer advances	996,972	—
Accounts payable	122,996	14,397
Accrued payroll and employee benefits	105,361	166,729
Deferred revenue	84,703	—
Accrued interest and fees owed on a note payable	—	41,285
Other accrued liabilities	400,994	186,040
Net cash (used) provided by operating activities	(610,242)	(151,388)

Cash flows from investing activities
Deposits	(103,181)	22,045
Purchase of property and equipment	(247,632)	(19,012)
Purchase of Averion Inc., net of cash acquired	(5,311,136)	—
Net cash (used) provided by investing activities	(5,661,949)	3,033

Cash flows from financing activities
Payments on capital lease obligation	—	(2,275)
Proceeds from convertible note payable	—	2,500,000
Payments on convertible note payable	—	(576,923)
Proceeds from exercise of warrants	—	1,800
Proceeds from issuance of stock	5,000,000	—
Payments on notes payable to employees	(81,924)	—
Net cash (used) provided by financing activities	4,918,076	1,922,602

Net (decrease) increase in cash and cash equivalents	(1,354,115)	1,774,247
Cash and cash equivalents, beginning of period	6,414,770	402,779
Cash and cash equivalents, end of period	$5,060,655	$2,177,026

Supplemental disclosures:
Interest paid	143,439	334,675
Income taxes paid	—	55,184

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

3.             NEW ACCOUNTING PRONOUNCEMENT

The Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123 (R), “Share-Based Payment,” and related pronouncements (“SFAS 123 (R)”), during the first quarter of fiscal 2006. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS 123 (R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123 (R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123 (R). As a result of the Company’s adoption of SFAS 123 (R), the Company recorded stock-based compensation expense of approximately $133,305 for the three months ended September 30, 2006 and $366,577 for the nine months ended September 30, 2006. The stock option plan was adopted by the Company April 29, 2005 and on a pro-forma basis the Company would have recognized $275,939 in stock-based compensation for the three months ended September 30, 2005 and $480,868 for the nine months ended September 30, 2005 (See Note 6 “Stock Option Plan”).

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

9.             STOCKHOLDERS’ EQUTY

During 2006, various warrants were exercised to purchase shares of common stock in a cashless exercise. In connection with these transactions, $3,108,944 was reclassified from convertible warrants to common stock ($54,183) and Additional Paid-in capital ($4,156,468).

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

During July 2006, Comvest, in connection with the Averion Merger, executed the Comvest Option for 5,000 shares of Series D Preferred Stock at a cost of $5,000,000. In connection with this transaction, $170,729 was reclassified from call option to Preferred Stock ($133,391) and Additional Paid-in capital ($37,338).

In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” our Series D Preferred Stock included an embedded beneficial conversion feature.  The embedded beneficial conversion feature was computed at $4,069,022 and was treated as a dividend to the preferred stockholders as the conversion feature is immediately exercisable.  The dividend resulted in an increase to the loss available to common stockholders for earnings per share purposes.

During July 2006, in connection with the Averion Merger, the Averion Inc. Stockholders received 8,300 shares of our Series E Convertible Preferred Stock, stated value $1,000 per share, for a total value of $8,300,000.

	Value	Number of Shares
Preferred Stock, Series D, $.001 par value, 10,000,000 shares authorized 16,500 shares issued and outstanding with a stated value of $16,500,000:
Beginning Balance at December 31, 2005	$8,105,938	11,500
Exercise of Comvest Option	4,069,022	5,000
Ending Balance at September 30, 2006	$12,174,960	16,500

	Value	Number of Shares
Preferred Stock, Series E, $.001 par value, 8,300 shares authorized 8,300 shares issued and outstanding with a stated value of $8,300,000:
Beginning Balance at December 31, 2005	—	—
Issuance to Averion Inc. stockholders for Averion Inc. acquisition – July 2006	$8,300,000	8,300
Ending Balance at September 30, 2006	$8,300,000	8,300

	Value	Number of Shares
Common Stock, $.001 par value, 650,000,000 shares authorized 159,876,736 shares issued and outstanding:
Beginning Balance at December 31, 2005	$60,449	60,448,875
Issuance to Averion Inc. stockholders – July 2006	45,245	45,245,555
Exercise of Warrants – July 2006	54,183	54,182,307
Ending balance at September 30, 2006	$159,877	159,876,737

Value
Additional Paid In Capital:
Beginning Balance at December 31, 2005	$2,504,427
Stock based Compensation	366,577
Revaluation of Comvest Option - June 2006	114,389
Averion Inc. Acquisition – July 2006	4,931,754
Exercise of Warrants – July 2006	4,156,470
Beneficial Conversion feature for Series D Convertible Preferred Stock	4,069,022
Deemed Dividends from Beneficial Conversion	(4,069,022)
Ending Balance at September 30, 2006	$12,073,617

AVERION INTERNATIONAL CORP. (Formerly, IT&E INTERNATIONAL GROUP, INC.)

Schedule of Consolidated Stockholders' Equity

Nine Months Ended September 30, 2006

					Additional			Retained	Total
	Common Stock		Preferred		Paid-in	Convertible	Call	Earnings/	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Warrants	Options	(Deficit)	Equity
Balance, December 31, 2005	60,448,875	$60,449	11,500	$8,105,938	$2,504,427	$3,108,944	$285,118	$(3,270,652)	$10,794,224
Issuance of common stock and Series D convertible preferred stock related to the purchase of Averion Inc.	45,245,555	$45,245	8,300	$8,300,000	$4,931,756				$13,277,001
Revaluation of Comvest option					$114,389		$(114,389)		$0
Exercise of Comvest option to purchase Series D convertible preferred stock			5,000	$4,069,022			$(133,391)		$3,935,631
Exercise of warrants	54,182,307	$54,183			$4,156,468	$(3,108,944)	$(37,338)		$1,064,369
Stock based compensation for fair value adjustment per FAS 123R					$366,577				$366,577
Common stock to be issued to shareholders related to purchase of Millennix, Inc.	4,285,714	$837,363							$837,363
Beneficial conversion feature for Series D convertible preferred stock					$4,069,022				$4,069,022
Deemed dividends for Series D convertible preferred stock					$(4,069,022)				($4,069,022)
Net loss								$(2,876,447)	($2,876,447)
Balance, September 30, 2006	164,162,451	$997,240	24,800	$20,474,960	$12,073,617	$-	$-	$(6,147,099)	$27,398,718

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

On July 31, 2006, in connection with the closing of the Averion Merger, we purchased all of the outstanding capital stock of Averion Inc.  Also on July 31, 2006, we acquired substantially all of the assets of Averion Inc. Averion Inc. is a contract research organization located in the State of Massachusetts.  We intend to operate Averion Inc. in substantially the same manner as it operated prior to the acquisition.  The purchase price paid for the Averion Inc. assets and all of the outstanding capital stock was $25,955,000.  In exchange for all such outstanding capital stock of Averion Inc., the Averion Shareholders received from us, in the aggregate: (i) five million six hundred fifty thousand dollars ($5,650,000) in cash (the “Cash Consideration”); (ii) two-year, 8.25% (per annum) promissory notes in the aggregate principal amount of seven hundred thousand dollars ($700,000); (iii) five-year, 8.25% (per annum) promissory notes in the aggregate principal amount of five million seven hundred thousand dollars ($5,700,000); (iv) forty five million two hundred forty five thousand four hundred fifty five (45,245,455) shares of our common stock priced at 11 cents per share for a value of $4,977,000; and (v) eight thousand three hundred (8,300) shares of our Series E Convertible Preferred Stock, stated value $1,000 per share ($8,300,000). In addition, the Company paid transaction costs of $628,000, and assumed certain liabilities in the aggregate amount of  $4,024,790.

The acquired assets and liabilities of Averion Inc. were recorded at their fair market value, pursuant to Financial Accounting Standards Board Statement No. 141, “Accounting for Business Combinations”.  As the price paid to Averion Inc. exceeded the net fair market values of the assets and liabilities, management, along with an independent valuation specialist, performed an analysis to determine the proper values to be assigned to the intangible assets acquired.  The analysis assigned values to the current contracts, the non-compete agreements and the trade name.  In total, the Finite-Life Intangible assets were assigned a valuation of $4,152,000.  Each intangible asset was assigned a useful life ranging from one to ten years, and each specific intangible asset will be amortized based on that life.  In addition, a value of $17,291,237 was assigned to Goodwill.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Fair Value of Assets Acquired and Liabilities Assumed
Assets Acquired	$8,536,553
Finite-Life Intangible Assets	4,152,000
Goodwill	17,291,237
Liabilities Assumed	(4,024,790)
Purchase Price	$25,955,000

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

On July 31, 2006, in connection with the closing of the Averion Merger, we purchased all of the outstanding capital stock of Averion Inc.  Also on July 31, 2006, we acquired substantially all of the assets of Averion Inc. Averion Inc. is a contract research organization located in the State of Massachusetts.  We intend to operate Averion Inc. in substantially the same manner as it operated prior to the acquisition.  The purchase price paid for the Averion Inc. assets and all of the outstanding capital stock was $25,955,000.  In exchange for all such outstanding capital stock of Averion Inc., the Averion Inc. Shareholders received from us, in the aggregate: (i) five million six hundred fifty thousand dollars ($5,650,000) in cash (the “Cash Consideration”); (ii) two-year, 8.25% (per annum) promissory notes in the aggregate principal amount of seven hundred thousand dollars ($700,000); (iii) five-year, 8.25% (per annum) promissory notes in the aggregate principal amount of five million seven hundred thousand dollars ($5,700,000); (iv) forty five million two hundred forty five thousand four hundred fifty five (45,245,455) shares of our common stock priced at 11 cents per share for a value of $4,977,000; and (v) eight thousand three hundred (8,300) shares of our Series E Convertible Preferred Stock, stated value $1,000 per share ($8,300,000).  In addition, the Company paid transaction costs of $628,000, and assumed certain liabilities in the aggregate amount of  $4,024,790.

The acquired assets and liabilities of Averion Inc. were recorded at their fair market value, pursuant to Financial Accounting Standards Board Statement No. 141, “Accounting for Business Combinations”.  As the price paid to Averion Inc. exceeded the net fair market values of the assets and liabilities, management, along with an independent valuation specialist, performed an analysis to determine the proper values to be assigned to the intangible assets acquired.  The analysis assigned values to the current contracts, the non-compete agreements and the trade name.  In total, the Finite-Life Intangible assets were assigned a valuation of $4,152,000.  Each intangible asset was assigned a useful life ranging from one to ten years, and each specific intangible asset will be amortized based on that life.  In addition, a value of $17,291,237 was assigned to Goodwill.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Fair Value of Assets Acquired and Liabilities Assumed
Assets Acquired	$8,536,553
Finite-Life Intangible Assets	4,152,000
Goodwill	17,291,237
Liabilities Assumed	(4,024,790)
Purchase Price	$25,955,000

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

Results of Operations

Three months ended September  30, 2006 and 2005

For the three months ended September 30, 2006, we generated service revenues of $7,881,002, as compared to $4,292,422 for the three months ended September 30, 2005, an increase of 83.6%. Included in the quarterly revenue amount was $4,829,955 earned from our acquired CRO businesses, comprised of $1,455,407 from Millennix, Inc. and $3,374,548 from Averion Inc. Excluding the increase related to the acquisition of the new CRO businesses, revenue decreased 28.9%.  In the fourth quarter of 2005, several of our larger clients from the IT&E division did not renew our services for additional work which we have yet to replace which may result in a continued reduction in our revenues. Though we anticipate our contract service work returning to levels achieved in 2005, there is no assurance when we will be able to obtain such new contracts, if ever.  We also incur out-of-pocket costs in excess of contract amounts. These out-of-pocket costs are generally reimbursable by our clients. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the statements of operations. The timing of these costs and revenues vary throughout the year depending on the projects being serviced. Reimbursement revenue and out-of-pocket expenses were approximately $482,931 for the three months ended September 30, 2006 and $146,878 for the three months ended September 30, 2005, an increase of 228.8%.  The increase of $336,053 is primarily attributable to the acquisition of the new CRO business.  Millennix, Inc. accounts for $98,444 and Averion Inc. accounts for $287,310.  Excluding the increase related to the acquisition of the new CRO business, reimbursement revenue decreased 33.8% for the three months ended September 30, 2006.

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

Nine Months Ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, we generated service revenues of $17,266,398 as compared to $13,036,358 for the nine months ended September 30, 2005, an increase of $4,230,040 (32.4%), which is primarily attributable to the revenues earned from our recently acquired CRO businesses totaling $7,343,484 (comprised of Millennix, Inc. service revenues of $3,968,936 and Averion Inc. service revenues of $3,374,548). Excluding the increase related to the acquisition of the new CRO businesses, revenue decreased $3,113,444 (23.9%) to $9,922,914. The decline in revenues excluding the newly acquired CRO businesses is primarily attributable to the loss of some of our larger clients from the IT&E division that did not renew our services for additional work in the fourth quarter of 2005 that we have yet to replace. We anticipate that this trend will continue until we have replaced the lost revenues from these contracts. Though we anticipate our contract service work returning to levels achieved in 2005, there is no assurance when we will be able to obtain such new contracts, if ever. We also incur out-of-pocket costs in excess of contract amounts. These out-of-pocket costs are generally reimbursable by our clients. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the statements of operations. The timing of these costs and revenues vary throughout the year depending on the projects being serviced. Reimbursement revenue and out-of-pocket expenses were approximately $979,274 for the nine months ended September 30, 2006 and $379,833 for the nine months ended September 30, 2005. The increase in reimbursement revenue and out-of-pocket expenses of $599,441 (157.8%), was due to the newly acquired CRO businesses totaling $661,215 (comprised of Millennix, Inc. reimbursement revenues of $373,905 and Averion Inc. reimbursement revenues of $287,310). Excluding the CRO acquisitions, the reimbursement revenue and out-of-pocket expenses declined $61,774  or 16.3%, to $318,059.

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

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $5,060,655, an increase of $2,883,629 from the $2,177,026 balance at September 30, 2005. In addition, at September 30, 2006, we had positive working capital of $5,884,186 as compared to $963,380 in working capital at September 30, 2005. The increase in cash and cash equivalents is primarily due to the sale of $11,500,000 in senior secured convertible promissory notes in November 2005. Such notes were subsequently converted into 11,500 shares of our Series D Convertible Preferred Stock.

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

Averion International Corp.
(Registrant)

Dated: November 21, 2006	By:	/s/ Dr. Philip T. Lavin
Dr. Philip T. Lavin
Chief Executive Officer

Dated: November 21, 2006	By:	/s/ Scott L. Millman
Scott L. Millman
Chief Accounting Officer