Form 10KSB
period 2006-12-31
Averion International Corp.
filed 2007-03-30
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒                               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-50095

AVERION INTERNATIONAL CORP.

(Name of Small Business Issuer in Its Charter)

Delaware	20-4354185
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
225 Turnpike Road
Southborough, Massachusetts	01772
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code:  (508) 597-6000

Securities registered under Section 12(b) of the Securities Act:  None

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

Revenues for the issuer’s fiscal year ended December 31, 2006 were $27,255,607.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board (“OTCBB”) administered by the National Association of Securities Dealers (“NASD”) on March 15, 2007 was $14,280,416

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 498,378,831 shares of common stock, $0.001 par value, issued and outstanding as of March 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report on Form 10-KSB is incorporated by reference to the definitive proxy statement with respect to our 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which the registrant intends to file with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of the fiscal year covered by this report.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐;   No  ☒

FORM 10-KSB

In this report, the terms “Company,” “we,” “us,” and “our” refer to Averion International Corp. and our consolidated subsidiaries, except where it is made clear otherwise.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our future operating results and financial position, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such risks and uncertainties include, without limitation:

•       our ability to complete acquisitions and integrate acquired companies;

•       our ability to attract and retain key personnel;

•       general economic and business conditions;

•       our success in attracting new business and retaining existing clients and projects;

•       outsourcing trends in the pharmaceutical, biotechnology and medical device industries;

•       the size, timing, and duration of clinical trials;

•       the impact of technological developments and competition;

•       the potential of awarded contracts to be terminated early due to lack of safety or efficacy;

•       the potential of awarded studies to be delayed due to product development or the FDA;

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

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

Overview

General

Averion International Corp. and its consolidated subsidiaries are referred to throughout this report as “we,” “us,” “our,” and the “Company.”

We are a contract research organization (“CRO”) focused on providing our clients with services and solutions throughout the drug development process. We operate in two business segments: clinical research and staffing services. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

Our clinical research operation assists our clients with strategic and regulatory planning, clinical trial design and protocol development, investigator qualification and recruitment, site identification and management, clinical trial implementation and management, data management, biometrics and reporting. We have the resources to directly implement or manage Phase I through Phase IV clinical trials and have clinical trial experience across a wide variety of therapeutic areas such as oncology, dermatology, nephrology, critical care, and medical devices.  Our staffing services operation assists our clients by providing them the expertise necessary to evaluate structure, implement and maintain effective quality programs and processes that ensure compliance with FDA regulations throughout the product development and manufacturing lifecycle.

Averion International Corp. was originally organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International Corporation and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group. In November 2005, we acquired substantially all the assets of Millennix, Inc. (“Millennix”), a CRO based in the State of New York that provides comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology (see Note 4 to our Consolidated Financial Statements). On March 2, 2006, with the written consent of holders of the majority of our shares of common stock, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc. On July 31, 2006 we acquired Averion Inc. (see Note 5 to our Consolidated Financial Statements), a contract research organization (“CRO”). In August of 2006, we formed Averion Europe GmBH, our European division, which will allow us to assist our clients that wish to run clinical trials and gain access to patients internationally (see Note 7 to our Consolidated Financial Statements). On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our corporate name to Averion International Corp. Our common stock symbol was changed from “ITER.OB” to “AVRO.OB” in conjunction with the name change.

The Company’s corporate headquarters is located in Southborough, MA. We also have offices in New York, Pennsylvania, and California, as well as in Germany.

Strategy

To grow our business, we have pursued, and will continue to pursue, an acquisition strategy. We believe the expansion of our business through the acquisition of established contract research organizations enables us to more effectively provide a multitude of services than if we were to build such services internally. The acquisition of Millennix in November 2005 has provided us access to elite researchers and high profile cancer studies. On July 31, 2006, we expanded our CRO operation through the acquisition of Averion Inc. (formerly, Boston Biostatistics, Inc), a CRO located in the Commonwealth of Massachusetts, which provides comprehensive clinical research services for Phase I through Phase IV clinical trials, with a focus on oncology, dermatology, nephrology, critical care and medical devices. The acquisition of Averion Inc. has enabled us to diversify our portfolio of clinical trial support services and expertise and deepen our relationship with existing clients. The newly acquired CRO businesses have supported approximately 50 FDA approvals during their collective histories.

To finance our acquisitions, we have conducted three private placements. On November 9, 2005, we issued and sold convertible promissory notes in the aggregate principal amount of $7,000,000 to ComVest Investment Partners II, LLC (“ComVest”) and certain other investors. On December 22, 2005, we issued and sold additional convertible promissory notes to ComVest in the aggregate principal amount of $4,500,000. These two private placements enabled us to acquire the assets of Millennix and to repay all of our existing debt to Laurus Master Fund, Ltd. The entire principal amount under these notes was subsequently converted into 11,500 shares of our Series D Convertible Preferred Stock. On July 31, 2006, to fund the acquisition of Averion Inc., ComVest purchased an additional 5,000 shares of our Series D Convertible Preferred Stock for a purchase price of $5,000,000.

In addition, in connection with our acquisition of Averion Inc., we issued 8,300 shares of Series E Convertible Preferred Stock.

In addition, on November 28, 2006, we collectively issued and sold 27,333,329 shares of our common stock to certain investors for aggregate gross proceeds to us of $4,100,000.

All of our Series D Convertible Preferred Stock was converted into 235,714,214 shares of our common stock and all of our Series E Convertible Preferred Stock was converted into 75,454,551 shares of our common stock as a condition precedent to the November 28, 2006 financing transaction. The proceeds from the November 28, 2006 financing transaction are intended to be used to fund future acquisitions and current operations.

Principal Services

Our clinical research segment provides a broad range of services to the pharmaceutical, biotechnology and medical device industries. We primarily provide our clients with solutions to the complex needs of managing the drug development process. We offer a suite of comprehensive clinical trial support services for Phase I through Phase IV clinical trials. Our services include patient and investigator recruitment, clinical monitoring, medical monitoring, safety surveillance, medical writing, biostatistical analysis, statistical programming, data management, data entry and verification, quality assurance, and regulatory affairs services. In addition, we assist our clients with case report form design, database design, external data verification, protocol development, full tracking and audit trail documentation, adverse event reporting and Food and Drug Administration (“FDA”) submissions. Our biostatistical analysis group also provides statistical design, exploratory analyses, meta analysis, representation at FDA and other regulatory meetings, publication support, and additional specialized biostatistical analysis.

Our staffing services segment provides management and regulatory compliance services to pharmaceutical, biotechnology, healthcare and other life science companies by providing to them the expertise to evaluate structure, implement and maintain effective quality programs and processes that ensure compliance with applicable FDA regulations. We offer a diverse solution for the validation and compliance of quality systems, laboratory and manufacturing processes, clinical data systems, laboratory automation, content management, electronic document management, and a solution for facilities, utilities and equipment validation and compliance.

Clinical Research

Our Services.   We provide clinical research solutions to the pharmaceutical, biotechnology and medical device industries through a unique focus on specialty clinical studies in oncology, dermatology, nephrology, critical care, and medical devices.

Through our clinical research operations, we provide:

•       high-quality, professional clinical research services to our pharmaceutical, biotechnology, medical device and academic sponsor clients in focused, complex and challenging clinical development areas;

•       strategic planning to assist clients in formulating the most efficient product development programs leading to maximized chances for regulatory approval;

•       methods for using changing patterns of health care delivery systems to maximize access to clinical studies by providers and patients and effectively manage drug development programs within both traditional and managed care settings;

•       a professional relationship with investigative sites, sponsor clients and employees which respects their respective contributions, skills and achievements; and

•       medical monitoring and pharmacovigilance services with specialty expertise in targeted therapy areas and data coding algorithms focused on drug safety events, trends and reporting.

In addition, we are able to manage the subtleties and special requirements of all phases of clinical research, such as:

•       Phase I first-time-in-man or safety studies which require meticulous safety reporting and rapid communication between sponsor and sites;

•       Phase II clinical studies which emphasize the most ideal patient populations, most relevant study endpoints, best dosing strategy, and optimum follow-up interval;

•       Phase III clinical studies which require accelerated investigator and patient accrual, patient retention and timely reporting of study status through centralized project management reporting tools; and

•       Phase IV clinical studies which include on-going safety studies, publication support, third party databases, disease management protocols, and patient education/intervention strategies.

We have approximately 55 employees providing such services. Our employees have supported numerous IND, NDA, FDA and PLA applications, and registrations in the U.S., with similar regulatory filing experience brought by our Averion Europe employees.

Our clinical research associates (“CRAs”) are the “eyes and ears” of the project team in the field. In accordance with good clinical practices and a sponsor-approved study monitoring plan, each CRA will visit applicable sites at pre-determined intervals. Our CRAs are specially trained and typically have a minimum of three years experience in the applicable disease specialty (i.e. oncology, dermatology, nephrology, and medical devices). Through documented training on our standard operating procedures (“SOPs”), study-specific guidelines, the applicable study protocol, case report form (“CRF”) completion, and the therapeutic indication under study, each CRA: (i) closely monitors each site for compliance with the protocol and applicable regulations; (ii) assures accurate data capture; and (iii) provides on-site study support as a key part of his or her function. This level of direct oversight and support fosters increased site compliance, cooperation and commitment. Each of our project teams, including the assigned CRAs, work to identify site-specific issues and initiate solutions proactively.

We maintain an internal, integrated quality assurance (“QA”) process. Our clinical operation procedures, staff and field functions and data management are all developed according to Good Clinical Practice standards and designed to meet audit standards. Independent auditors/reviewers submit reports to the project team for corrective actions. In addition, our SOPs have had successful FDA and numerous sponsor audits. Our SOPs also serve as a regulatory interface for numerous sponsors.

Our Data Management and Analysis Systems

Our data management systems are SAS and Oracle based, utilizing ClinAccess® PowerServer and DM Build as our clinical database management systems (“CDMS”). Within ClinAccess®, CRFs are imaged during the process, allowing data operators to enter data directly from the electronic image. Queries that are generated can be compared with the imaged CRF adding accuracy and speed to the data review process and minimizing paper handling. Images are available for storage, transfer and regulatory filing. Our integrated data management systems function in global programs, while U.S./EU systems provide data management services for programs within a focused region. In addition our systems are 21 Code of Federal Regulations (“CFR”) Part 11 and ICH GCP compliant.  Our DM Build system is a proprietary CDMS, designed, developed and validated by Averion, and built on an Oracle platform. Project databases are developed and tested based on Averion SOPs. Data is tracked, entered twice by separate individuals, and medically encoded. The system discrepancy management and query processing modules are also integrated and managed with DM Build. The core meta data stored within DM Build is incorporated into our Central Data Warehouse where it can be leveraged in a variety of metric reports run from the Averion Metrics Suite.

We have the flexibility to adapt and use existing sponsor methodology, when required, for clinical study programs. We can also provide the methodology, tools and superior competencies for critical drug development activities. Both of our data management systems have demonstrated success with both large and small programs, across many different studies and therapeutic areas for both large and small sponsors.

We can also provide “real-time” tracking techniques for assessing site-specific patient enrollment and follow-up. Through the Averion Metrics Suite and the interface with the central randomization function, or through study-specific fax-based enrollment tracking, we can rapidly gather, collate and report enrollment and follow-up information. We view the transfer of timely, accurate information to the sponsor as critical to identifying important trends in study progress and to alert the sponsor to study progress or difficulties. Central randomization via telephone, fax or our interactive voice response system (“IVRS”), or site randomization via random code generation is also provided for appropriate study design and development.

Our data management tools include fax-based data and safety reporting to facilitate study completion. Our data fax system based on RightFax Server software, allows for rapid collection of CRFs completed at the investigator site. Faxed CRFs are then indexed and imaged to our CDMS database for immediate data entry and query processing in either “clean” or “de-coupled” data capture mode. We also offer electronic data collection (“EDC”) for appropriate studies, allowing remote data entry at investigative sites, with immediate edit checking and query generation. Since implementation at sites is critical, we offer electronic and hands-on training to assure site compliance. The EDC system incorporates database structure, auto-coding and validation, with SAS export, on-going site support and help desk functions.

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

Statistical services include study design, sample size estimation, creation of randomization schedules, development of statistical analysis plans, evaluability determinations, development of complex models, and production of analysis tables, listings and figures.  Statistical programming is SAS based and includes the development of analysis datasets for maximum programming efficiency. A comprehensive review process is followed in order to maintain the quality and integrity of the statistical analysis. Depending on client needs, a statistical report may be provided with the tables, listings and figures, and statisticians work to provide our medical writers with technical assistance in the generation of clinical study reports. Our biostatisticians also provide advice in the planning of a study. Database transfers at study conclusion, or at any interval during the conduct of a study, are accomplished in SAS datasets, or other formats, following any possible sponsor platform.

Clinical Programming

We provide programming to support regulatory submissions and clinical study reports. Through our clinical programming services, we are able to optimize the flow of valuable scientific and operational data thereby assisting our clients to get their products to market faster.

Biostatistics

Our biostatisticians focus on the delivery of study design consulting and statistical analyses for clients engaged in complex clinical studies for regulatory approval or health care management. This team delivers results for targeted summaries of key findings within the regulatory finding and reimbursement processes, as well as producing creative scientific presentations. Some of the areas of expertise are as follows:

•       Regulatory requirements understanding;

•       Study-specific and regulatory issues negotiation with the FDA;

•       Clinical study design choice;

•       Sample size estimation;

•       Trial duration consideration;

•       Treatment comparison optimization;

•       Key endpoints selection and definition;

•       Number, timing, and type of interim analyses;

•       Complex model development to test for efficacy and safety;

•       Identification and management of biases;

•       Mega and meta analyses;

•       Interpretations of results;

•       Data displays including analyses, tables, figures, and listings;

•       Clinical development programs;

•       ISS/ISE preparation;

•       Integrated clinical/statistical report preparation;

•       Analysis planning and preparation;

•       Selection and explanation of statistical methodologies; and

•       Preparation of support submissions to regulatory agencies (FDA).

Clinical Validation (GCP)

Our clinical validation practice complements our compliance practices. Our regulatory and safety services support our clients’ drug development process from beginning to end. We offer an understanding of the regulatory environment and current FDA regulations to optimize the product development cycle. We have designed our own clinical validation methodology to satisfy regulated business practices and procedures that involve multiple groups within the organization (users, systems, database administrators, and other support staff).

Typically, our validation plans describe the system and scope, outline the schedule and resources (GANTT chart), define the testing strategy (and SOPs), and describe the deliverables that will document the validation process. The steps are as follows:

•       Validation Plan preparation;

•       System inventory preparation;

•       Work plan preparation using the 5C’s: System Classification, Complexity, Control, Compliance, Criticality;

•       Individual System Profiles and Gap Analysis preparation;

•       Global Technological and Procedural Gap Matrix preparation;

•       Validation Protocols preparation, monitoring, and execution including Design Qualifications (DQ), Installation Qualifications (IQ), Operational Qualifications, (OQ), Performance Qualifications (PQ), Equipment Qualifications (EQ); and

•       Risk Analysis Matrix preparation based on a determination of risk and after addressing the 5 C’s to ascertain what level of design documentation is sufficient for a specified system.

Our Technologies and Systems

We have a dedicated group focused on providing technology solutions across the company for clinical trial and corporate management. This is done as follows:

•       through the assessment, qualification and management of third party technology vendors that we have formed partnerships with;

•       through the evaluation, purchase and implementation of off the shelf industry specific technology products that are managed in-house; or

•       through the in-house design and development of proprietary web based applications that our applications developers build, validate and customize around our internal processes.

All of these approaches support our commitment to deliver automated and efficient process management to our staff and clients.

We have a dedicated e-Solutions steering committee responsible for assessing, screening and qualifying all technology vendors and their products across the industry. This committee is comprised of representatives from across the organization including, information technology (to assess things from an implementation perspective) and compliance and validation (to conduct vendor audits and ensure the necessary validation steps are in place for each product) and helps ensure that the right systems are adopted within the Company. Included in our technology portfolio are both proprietary and industry known systems such as CTMS, IVRS, safety systems, EDC, scanning and imaging systems, document management systems, web portals and a metrics suite containing reports for tracking study, staff and process efficiencies. Examples of some of these systems include:

Protocol Manager: Clinical Trial Management System (CTMS)

Our CTMS application was purchased through Winchester Business Systems as a secure web based application for project teams, clients and investigative sites to access and manage all clinical trial processes. Through this system, investigative sites enter vital patient enrollment data that can be accessed in real time by both the project team and sponsor. The project team members are able to input and maintain all contact information of site personnel, secure project team assignments, schedule monitoring visits and make appointments with sites that link directly to an individual’s calendar. Clinical research associates (“CRAs”) can easily submit their monitoring visit reports via the web as well as track all regulatory documents expected from the sites which are automatically monitored to see if they are up to date, about to expire or outstanding. Investigator payments are also tracked through this system. With this data residing in the CTMS, our clinical staff can run reports that track study status, study issues and action items. These reports are available to both the sponsor and project team in real time. The CTMS system can also be linked to our scanning and imaging system so that actual scanned images of the regulatory documents can be viewed when needed. All data from the CTMS are stored and accessible through our central data warehouse for metrics reporting purposes.

Interactive Voice Response System (IVRS)

We have multiple solutions for Interactive Voice Response (“IVR”) activities. An IVRS provides an automated way for sites to randomize patients and provide vital site information, via the telephone. We have established several relationships with third party IVRS providers. We are also able to offer an internally designed, built and validated IVR platform. Our system, much like other industry IVR platforms, is a secure telephone-based system that manages randomization in an automated and centralized manner, ensuring institutional balancing. The system is able to fax and/or email confirmations to the sites. The system also can be used for inventory management of orders and shipment confirmations, collection of follow up information, and collectivity of patient reported outcome data (“PRO”). It also has a patient alert feature that calls and notifies the patient when they fall outside of any window of adherence for providing data as specified by the study protocol. This system has been successfully deployed on several studies and is supported by a live integrated support team.  The system has gone through extensive system development life cycle procedures to ensure proper testing,  validation and change control of all programming and has a user manual or online training tutorial for sites to access. The system allows us to offer stand-alone IVRS services to our clients in addition to traditional CRO capabilities. All data from the IVR system is stored and accessible through our central data warehouse for metrics reporting purposes.

ARISg™ Safety System

We use ARISg™, a software product purchased from Aris Global, for comprehensive adverse event tracking and reporting. It allows users to record details related to adverse events caused by drugs, biologics, medical devices or vaccines and tracks all aspects of adverse events by cycling cases through a workflow using the approval concept. The system can be easily configured around a clinical trial’s specific logistics by establishing business rules which meet a sponsors business needs. It assures secure and restricted access to the safety data by the sponsor or project team with a comprehensive audit trail facility and generates regulatory, safety and management reports for analysis. It will meet a sponsor’s requirements to collect, track, analyze and report on adverse event data generated by our pharmacovigilance personnel.

Document Management System (Parafile)

Our document management system (“Parafile”) is a software product purchased from Winchester Business Systems for electronically managing and maintaining documents both in terms of secured accessibility and document sharing as well as managing document life cycle and version control. This system allows documents to be created in both standardized and customized templates with controlled authoring, reviewing, revision, retiring and electronic sign off of responsible parties. This is particularly important for managing our standard operating procedures (“SOP’s”) and other formal documents and guidelines. With this application, users are able to access and view these documents from their desktops or remotely with the assurance that the document is the most recent, up to date and approved version. Creation and/or release of any document is securely managed through an automated and defined workflow and approval process.

Scanning and Imaging Technologies (Docstar) and Desktop Faxing (RightFax)

Our imaging system (“Docstar”) was purchased to accommodate all of our scanning and imaging requirements. The more essential applications to this capability lie with linking the tracking and management of regulatory documents in our CTMS, to the scanned images of the actual regulatory documents themselves which is particularly beneficial when conducting international trials (where in some countries such as Poland, documents cannot be taken outside of the country) or deploying the scanning and imaging of all case report forms (“CRFs”) in a clinical trial for data management activities. We also utilize RightFax for automated faxing and emailing of documents and images directly from a desktop.

Electronic Data Capture (EDC) Capabilities

Our e-Solutions steering committee has screened over 30 EDC platforms (as well as other technologies) and established a familiarity with each of these systems.  We continually monitor these systems as they evolve. We have conducted trials with several EDC vendors including Clickfind, Datatrak, DSG and eTrials, and have established firm relationships with others. While we have our own qualification process and our own list of preferred vendors to advise clients where necessary, we are able and willing to work with any EDC platform that the client chooses. Our staff is experienced in EDC and eCRF design and development. Averion is comfortable working with both EDC systems or paper based trials and is able to advise clients when to choose EDC vs. paper.

Central Data Warehouse/ Metrics Consulting

Because we have a multitude of applications and systems built from different platforms, some of which do not interface or communicate easily with each other, we have developed our own internal central data warehouse to integrate data sources. The benefit of having a centralized data repository is that we can report data from all systems collectively without having to manage the data in a fragmented, restrictive environment. This ensures that data from multiple sources can be linked so metrics reports can pull information across multiple platforms into one report. The result is a metrics suite that contains a growing library of over 200 reports which are accessible to all employees via their desktops to assist in managing their study, staff, or department. These metrics provide information to help measure and track study status, staff performance and process turnaround and benchmarking.

Web based Portals

We have explored and adopted various technologies around information sharing and data accessibility via secure web based portal access. Through our web based portals, we are able to share and view data internally across multiple offices and to offer clients an array of solutions for accessing their clinical trial data, above and beyond the web based accessibility already offered through CTMS or EDC.

Information Management System

We also provide centralized document access through our Information Management System , an Internet-based communication tool that provides secure, password-protected access. Through the study/sponsor specific tool, clinical sites, sponsors and staff can easily transfer documents, download study forms, provide reports of patient enrollment and adverse events or order drug supplies. The system provides audit and archive functions, time/date stamping and online electronic distribution. These services have accelerated clinical study initiation and communication of key study information. The web portal system can be customized with a specific study or client “look” as necessary.

Transitional Research Group

Our transitional research group (“TRG”) assists in the design of clinical development programs for therapeutics emerging from preclinical research over a broad range of therapeutic classes, including small molecular entities, biotechnology derived products, vaccines and medical devices. The TRG focuses on products in early clinical development for which there is no existing comprehensive development plan or for products that have completed the discovery of safety issues. We assist our clients with a development plan, taking into consideration the unique properties of the product to optimize the pre-clinical program, while meeting all regulatory requirements.

The mission of our TRG is to provide the following services:

•       Develop the most efficient study design and clinical development pathway;

•       Design, write, compile and review the pre-clinical data for regulatory submission packages including pre-meeting packages, IND submissions and investor presentations;

•       Meet and interact with regulatory agencies;

•       Write expert safety reports;

•       Conduct literature reviews; and

•       Minimize total costs and timelines for regulatory approval.

Staffing Services

We offer a broad range of validation and compliance services, from management consulting and computer systems validation (“CSV”) to clinical staff augmentation, through our staffing services operations. We are dedicated to designing, developing and implementing practices that protect the integrity of the computerized systems and equipment used in health product research and manufacturing processes. We ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. We have the ability to deliver regulatory compliance services in the following fields:

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

•       Corporate policies and procedures—we work with our clients in designing overall quality assurance, quality control and FDA regulatory compliance policies and procedures. In addition, part of our service is to then implement these procedures throughout an organization.

•       Independent Vendor Audits and Assessments—we work with a client to assess its vendors to ensure they are in compliance with FDA regulations and are operating in a validated state.

•       SOP Generation and Revision—we provide services to clients to prepare Standard Operating Procedures (“SOPs”) in the area of FDA Regulatory compliance, and to establish ongoing SOPs to keep a client in compliance with FDA regulations.

•       Gap Analysis—we will work with a client in preparing a SWAT (software analysis testing) analysis to identify gaps in their compliance and validations procedures. We then will work with a client in closing those gaps in their procedures in their laboratory, clinical and manufacturing environments.

•       Risk Analysis—Business and Regulatory—we will work with a client in assessing FDA Regulatory exposures in their cGxP (current good manufacturing, lab and clinical practices) environments.

•       Remediation—we will perform project based remediation (corrective action) projects in support of FDA 483 letters, warning letters, and other regulatory processes.

•       Training end users and program managers.

We also provide services in the CSV, CFR Part 11, CFR Part 210/211, CFR Part 58, Part 320, Part 820/QSR, GAMP4 (Good Automated Manufacturing Practices version 4.0) as well as European and Asian standards. Our validation and compliance team designs, develops and implements practices that protect the integrity of the computerized systems, equipment and facilities used in health product research and manufacturing processes. Further, we ensure that these systems are maintained in a validated state throughout their entire lifecycle by following documented protocols and standardized procedures. By analyzing market trends, continually reengineering our best practices, utilizing leading technology and keeping abreast of changes from the regulatory bodies, we strive to ensure a high degree of quality standards are being met.

In addition, we specialize in quality procedures, programs and management consulting in FDA regulated areas within the pharmaceutical and biotechnology industries including: audits, remediation, quality systems,  validation and qualification of processes, cleaning, environment, and computerized systems. We have developed and implemented several plant-wide systems in the pharmaceutical and biotechnology industries. We have developed an extensive database which includes formats and templates to get FDA Validation and Compliance projects off and running quicker and maximize the efficiency in development and the ensuing validation and compliance processes. We provide services focused around GxP compliance, validation and regulatory affairs for the life sciences industry, including the following:

•       Computer Systems Validation (“CSV”);

•       21 CFR Part 210/211—Good Manufacturing Practices;

•       21 CFR Part 11—Electronic Signatures and Electronic Records of Several other FDA and EMEA regulated areas;

•       Cleaning Validation;

•       Facility, equipment and Utility Validation;

•       Sterilization and Sanitization Validation; and

•       Process Validation.

Backlog

Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statements of operations. Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or percentage completion basis. The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog. Our backlog for clinical research services was approximately $35.6 million at December 31, 2006.

We believe that our backlog as of any date may not necessarily be a meaningful predictor of future results because backlog can be affected by a number of factors including the size and duration of contracts, many of which are performed over several years. Additionally, contracts may be delayed or cancelled during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net service revenue.

Competition

The CRO industry is highly fragmented and consists of several hundred small, limited-service providers and approximately a dozen mid-sized and large CROs with global capabilities. The industry continues to experience consolidation and, in recent years, a group of large, full-service competitors has emerged. This trend of industry consolidation appears to have created greater competition among the larger companies for clients and acquisition candidates.

In addition to competing with a number of  global, full-service companies, we also compete with some small to medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. The industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area compete aggressively against larger companies for clients. Increased competition may lead to price and other forms of competition that may adversely affect our operating results.

We compete on the basis of a number of factors, including reputation for on-time quality performance, expertise in specific therapeutic areas, FDA reputation, scope of service offerings, price, technological expertise and systems, data management capabilities, data integrity, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage clinical trials both domestically and internationally, and expertise in reimbursement.

In specialty areas such as laboratory and manufacturing validation, medical communications, and protocol development, our staffing services operation competes in a market that has a myriad of niche providers. For the most part, these providers offer specialty services and products with a focus on a specific global region, a particular service or function and/or a specific stage or phase of drug development. By contrast, we provide our services on a global basis across functional areas. We compete principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, and ability to deliver quality products to the client’s specifications. The outsourced preclinical research industry consists of a number of large providers and numerous smaller niche companies. As such, there is significant competition for these opportunities, and our success will depend on our ability to identify and competitively bid for risk-sharing programs that are likely to be productive.

Dependence on One or a Few Major Customers

Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology, and medical device companies as major clients. A relatively small number of clients represent, and we expect will continue to represent, a significant percentage of our net service revenue. For the period ended December 31, 2006, 31% of our total net service revenues were from two (2) clients, representing 17% and 14% of total net service revenues, respectively. The contracts with our clients generally can be terminated on short notice. The loss of business from any significant client or our failure to continue to obtain new business would have a material and adverse effect on our business and revenues.

Government Regulation

Our clients are subject to extensive regulations by government agencies. Consequently, the services we provide for these clients must comply with relevant laws and regulations, and we believe we are, and have been, compliant with such laws and regulations.

Prior to commencing human clinical trials in the United States, a company developing a new drug must file an Investigational New Drug application (“IND”) with the FDA. For medical devices, an Investigational Device Exemption (“IDE”) needs to be filed. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a detailed plan, or study protocol, for the proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. A similar process applies for the IDE. The study protocol will also be reviewed and approved by the institutional review board (“IRB”) in each institution in which a study is conducted, and the IRB may impose additional requirements on the way in which the study is conducted in its institution.

Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy along with safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting a new drug application, or NDA. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA’s review can last from six months to many years, with the average review lasting 18 months. Once the NDA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA. The Centers for Medicare & Medicaid Services (“CMS”) must approve the product for the client to get reimbursed from third party payers. There is no guarantee that an FDA approved product will be approved for reimbursement by CMS or other reimbursement agencies.

We must conform to the GCP and ICH regulatory requirements that are designed to ensure the quality and integrity of the clinical studies used to support the submission. To help ensure compliance with these regulations, we have established quality assurance at our facilities to monitor ongoing compliance by auditing test data and conducting regular inspections of testing procedures and our facilities.

Employees

At December 31, 2006, we had at total of 227 employees; 174 and 53 in the clinical research and staffing services operations, respectively.  Additionally, we utilize the services of outside consultants who work as independent contractors to supplement our employee base on an as needed basis. At December 31, 2006 our staffing services operations utilized the services of 11 outside consultants while our clinical research operations utilized the services of 29 outside consultants.  None of our employees are subject to  a collective bargaining agreement. We believe that our relations with our employees are good.

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

We may not be able to retain our key personnel or attract other qualified personnel in the future. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team, including Dr. Philip Lavin, our Chief Executive Officer. These individuals possess industry knowledge and have successfully built strong working relationships with our clients. Our failure to retain Dr. Lavin or to attract and retain additional qualified personnel, could adversely affect our operations.

Our success depends on our ability to attract and retain scientific and technical personnel.

Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific and technical personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. Competition for this personnel is significant, and we may not be able to attract or retain key employees when necessary, which could limit our operations and growth.

We may bear financial losses because our contracts may be delayed or terminated or reduced in scope for reasons beyond our control.

Our contracts generally may be terminated or reduced in scope either immediately or upon short notice. Clients may terminate or delay their contracts for a variety of reasons, including, but not limited to, the failure of products to satisfy safety requirements, unexpected or undesired clinical results relating to safety, merger or potential merger-related activities, client budget constraints, the client’s decision to terminate the development of a particular product or to end a particular study, insufficient patient enrollment in a study, insufficient investigator recruitment, manufacturing problems resulting in shortages of the product, or our failure to perform our obligations under the contract. This risk of loss or delay of contracts potentially has greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies. Also, over the past several years we have observed that clients may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be materially and adversely affected.

In addition, companies may proceed with fewer clinical trials or conduct them without assistance of contract research organizations as a result of changing priorities or other internal considerations. These factors may cause such companies to cancel contracts with CROs.

In general, our contracts entitle us to receive the costs of winding down a terminated project, as well as all fees earned by us up to the time of termination. The loss, reduction in scope or delay of a significant contract or the loss or delay of multiple contracts could materially and adversely affect our business, results of operations and financial condition. To counter this potential downside, we maintain an aggressive posture in soliciting new opportunities and in generating bids.

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, and amortization expense related to intangible assets, a decrease in profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

We are significantly influenced by our directors and executive officers.

Our directors and officers beneficially own a majority of our outstanding common stock. Mr. Falk, one of our directors, is the Managing Partner of ComVest Investment Partners II, LLC (“ComVest”), and as such may be deemed to have indirect beneficial ownership of all shares owned by ComVest. Mr. Falk disclaims any beneficial ownership of such shares owned by ComVest. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or acquisitions and other business transactions.

The failure to successfully integrate any business acquired in a future acquisition could harm our business and operating results.

If we acquire businesses in the future and are unable to integrate successfully these businesses, it could harm our business and operating results. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. We may be unable to identify appropriate acquisition candidates. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations.

Further, completing a potential acquisition and integrating an acquired business, including that of Averion Inc., may strain our resources and require significant management time. In addition, we may be required to amortize significant amounts of finite life intangible assets in connection with future acquisitions which would harm our operating results.

We depend on a finite number of clients for our business, and the loss of one of our significant clients could cause revenues to drop quickly and unexpectedly.

We provide services to the pharmaceutical, biotechnology and medical device industries and our revenue is highly dependent on expenditures on the services we provide to clients in these industries. Our operations could be materially and adversely affected if:

•       our clients reduce their research and development expenditures or reduce the rate of growth in their research and development expenditures;

•       consolidation in the pharmaceutical, biotechnology or medical device industries leads to a smaller client base for us;

•       one or more significant studies are terminated as a result of the failure of the product to satisfy safety requirements, unexpected or undesired clinical results, or other reasons; or

•       our clients’ businesses experience financial problems or are affected by a general economic downturn.

We expect that a relatively small number of clients will continue to represent a significant percentage of our net service revenue. The contracts with our clients generally can be terminated on short notice. The loss of business from any significant client or our failure to continue to obtain new business would have a material and adverse effect on our business and revenues.

We may be responsible for maintaining sensitive patient information, and any unauthorized use or disclosure could result in substantial damage and harm to our reputation.

We collect and utilize data derived from various sources to recruit patients for clinical studies. We may have access to names and addresses of potential patients who may participate in these studies. As a result, we may know what studies are taking place, and who may be participating in these studies. Due to these privacy concerns, we must take steps to ensure patient lists remain confidential. Any unauthorized disclosure or use could result in a claim against us for substantial damages and could harm our reputation.

If we do not keep pace with rapid technological changes, our products and services may become less competitive or obsolete.

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. We incurred net operating losses of $5,151,235 and $1,116,294 for the years ended December 31, 2006 and 2005, respectively. Factors that can cause these variations in our operating results include:

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

•       the amount of effort necessary to integrate operations;

•       the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

•       the incurrence of debt and certain costs associated with such debt.

Many of these factors, such as the initiation of new projects between quarters or years, are beyond our control.

A significant portion of our operating costs relate to personnel, which accounted for approximately 81% of our total operating costs in fiscal year 2006, versus 85% of our total operating costs in fiscal year 2005. As a result, the effect on our revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause our operating results to vary substantially between reporting periods. If our operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of our common stock will likely decrease.

Our backlog may not be indicative of future results.

At December 31, 2006, our backlog was approximately $35.6 million. Backlog represents anticipated net service revenue from uncompleted projects with our clients. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project.

Also, if clients delay projects, the projects will remain in backlog, but will not generate net service revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to net service revenues may not be indicative of future results.

If we do not adequately protect the confidential information of clients and other third parties in our possession, our business may suffer.

In the course of providing our services to the pharmaceutical, biotechnology and medical device industries, we may have access to proprietary and confidential information belonging to our clients. As a result, we must take steps to protect the confidential information of clients and other parties in our possession. We have entered into confidentiality and non-disclosure agreements with many of our clients, employees, contractors, and other parties with whom we conduct business, in order to limit access to and disclosure of proprietary and confidential information in our possession. Any unauthorized or inappropriate disclosure or use of such information could harm our business and reputation and could result in a claim against us for substantial damages.

If we are unable to attract suitable willing volunteers for the clinical trials of our clients, our results could be materially and adversely affected.

One of the factors on which we compete is the ability to recruit independent investigators who can identify volunteers for the clinical studies we manage on behalf of our clients. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted, which to date have provided an adequate pool of potential subjects for research studies. Some of our contracts include specific milestone payments directly tied to the recruitment of study subjects. The trials we manage and our operating results could be materially and adversely affected if we are unable to attract suitable and willing volunteers on a consistent basis.

Our revenues and earnings are exposed to exchange rate fluctuations as well as international economic, political and other risks.

The percentage of our net service revenues that are derived from contracts denominated in currencies other than U.S. dollars will increase as a result of our expansion into Europe and our stated acquisition strategy. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

We offer many of our services on a worldwide basis and we are therefore subject to risks associated with doing business internationally. We expect that net service revenues from international operations will increase in the future and represent a greater percentage of total net service revenues. As a result, our future results could be negatively affected by a variety of factors, including changes in a specific country’s political or economic conditions, potential negative consequences from changes in tax laws, difficulty in staffing and managing widespread operations, and unfavorable labor regulations applicable to our international operations.

If we are unable to develop and market new services successfully in the United States, Europe and internationally, our results could be materially and adversely affected.

An element of our growth strategy is the successful development and marketing of new services that complement or expand our existing business. If we are unable to develop new services and create demand for those newly developed services, we may not be able to implement this element of our growth strategy, and our future business, results of operations and financial condition could be materially and adversely affected. In addition, we are considering expanding our international operations through acquisition or by other means, such as commencing business partnerships or clinical studies in countries where we do not have subsidiaries. The profitability of our international subsidiaries and operations depends, in part, on client acceptance and use of our services. There can be no assurance that our international subsidiaries or operations will be profitable in the future or that any revenue resulting from them will be sufficient to recover the investment in them. If our international operations or subsidiaries do not develop as anticipated, our business, financial condition and results of operations may be materially and adversely affected.

RISKS RELATED TO OUR INDUSTRY

We operate in a market that is highly competitive, and if we are unable to compete successfully, our revenue could decline and we may be unable to gain market share.

The market for clinical research outsourcing is highly competitive. Our future success will depend on our ability to adapt to changing technologies, evolving industry standards, product offerings, evolving demands of the marketplace and to expand our client base through long-term contracts. Some of our competitors have longer operating histories and larger client bases, which means they have more experience in completing clinical trials in order to obtain regulatory approvals. In the staffing services area, we compete against RCM Technologies, Teratec, and Comsys (Venturi Partners). In the clinical research services area, we compete against Quintiles, Covance, Pharmanet Development Group, ICON, Kendle, and Parexel, among others. Our competitors have greater marketing capabilities which have helped them establish stronger name recognition and longer relationships with clients. We may not be able to compete with those companies effectively.

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

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially and adversely affect our operating results and growth rate.

Industry trends and economic factors that affect our clients in the pharmaceutical, biotechnology and medical device industries also affect our business. Our revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in research and development. The practice of many companies in these industries has been to hire outside organizations like us to conduct clinical research projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially and adversely affected. For example, over the past year, mergers and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. The continuation of or increase of these trends could have a negative affect on our business.

Additionally, numerous governments and managed care organizations have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits that can be derived on new drugs, our clients might reduce their research and development spending, which could reduce our business.

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

We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA. We may be liable to our clients for any failure to conduct their studies properly according to the agreed upon protocol and contract. If we fail to conduct a study properly in accordance with the agreed upon procedures, we may have to repeat the study at our expense, reimburse the client for the cost of the study and pay additional damages. Further, if we fail to meet government specifications with regards to record-keeping and protocol development, it could result in a major delay for our client to obtain FDA approval for their pharmaceutical product, and even negate a multi-million dollar client study, requiring the study to be repeated. Compliance with government regulations to develop a proper study protocol and record-keeping methodologies, places a major burden on us. Failure to do so can result in loss of clients, liability to us from these clients, and loss of business.

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

Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures and related internal controls over financial reporting. During the course of its evaluation for the year ended December 31, 2006, our management identified certain significant deficiencies in our internal controls over financial reporting, which on an accumulated basis, rose to the level of a material weakness. As a result, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), concluded that there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected due to the material weakness identified by management. As a result, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2006. If we do not remediate this material weakness, it could result in a material misstatement or omission in our annual or interim financial statements which could, in turn, have a material adverse effect on our business, operating results and stock price.

We intend to remediate this material weakness by (i) more clearly defining the roles and responsibilities throughout our entire accounting and finance department, (ii) obtaining more robust accounting software to enable us to more effectively provide a reliable audit trail, (iii) disseminating critical accounting policies to the accounting staff and senior managers and training such accounting staff and senior managers with respect to these policies, and (iv) hiring additional personnel into the accounting and finance department. Any failure to implement such remedial measures or any failure to maintain such measures could have a material adverse effect on our business, operating results and stock price.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future or to issue additional equity securities in connection with one or more acquisitions. Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us. We may be required to raise capital, at a time and in and amount, which are uncertain, especially under the current capital market conditions, and on undesirable terms. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms or is not available at all, we may be unable to continue to fully develop our business, and our operations and financial condition may be materially and adversely affected. In addition, debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our Board of Directors (the “Board”) may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

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

Our stock price may be volatile and could experience substantial declines.

The market price of our common stock has experienced historical volatility and might continue to experience volatility in the future in response to quarter-to-quarter variations in operating results, changes in backlog and new business results, the issuance of analysts’ reports, market conditions in the industry, prospects of health care reform, changes in governmental regulations, and changes in general conditions in the economy or the financial markets.

The general equity markets have also experienced significant fluctuations in value. This volatility and the market variability has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

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

We may seek to effect a reverse stock split and the results of such a reverse stock split on the market price for our common stock are uncertain.

Our Board has approved resolutions authorizing, and we plan to seek stockholder approval of, a reverse stock split of our common stock. If approved by our stockholders, the exact ratio of the reverse stock split would be determined by our Board, in its sole discretion. We cannot predict the actual impact of a reverse stock split on the market price for our common stock. The history of similar reverse stock split actions for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock after a reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. A number of companies that have completed reverse stock splits have experienced declines in the price of their stock after the reverse stock split. While a reverse stock split is intended to raise the market price for our common stock to a level that may be more attractive to investors and is not a reflection on our financial position, it is possible that the market price for our common stock will decline after we complete a reverse stock split. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split.

ITEM 2.                DESCRIPTION OF PROPERTY

We do not own any real estate properties. Our executive offices are located in Southborough, MA. We lease approximately 63,900 square feet at a base rent of $85,168 per month, commencing January 2007 through June 2010. The rent increases to $95,714 per month for the remainder of the lease through December 2012.

The company also leases facilities in several other locations including 15,900 square feet in Ryebrook, NY at a base rent of $34,400 per month, 3,500 square feet in Solana Beach, CA, at a base rent of $7,000 per month, 2,000 square feet in Pottsgrove, PA at a base rent of $2,650 per month, 1,100 square feet in San Jose, CA at a base rent of $1,500 per month and 4,200 square feet in Neu-Isenburg, Germany at a base rent of $8,300 per month. These leases all expire at various dates through 2011.

Management believes that these facilities are adequate for our current and anticipated needs.

ITEM 3.                LEGAL PROCEEDINGS

Sinutko v. IT&E International.   On February 7, 2006, David Sinutko filed an action titled Sinutko v. IT&E International, Case No. 861011 in the Superior Court of the State of California, County of San Diego against us. Mr. Sinutko alleges he owns and operates POI, Inc., (Mr. Sinutko and POI, Inc. will be collectively referred to as “Sinutko”). Under a letter agreement POI had with us, Mr. Sinutko claimed he was owed in excess of $550,000 (plus attorneys fees and costs) from us as a commission for alleged services provided to us related to our recent private placement of senior secured convertible promissory notes. Mediation was held on October 24, 2006, pursuant to which the parties agreed to resolve the matter informally. We paid Sinutko $250,000 in exchange for a dismissal of the lawsuit with prejudice and a mutual general release of all claims.

Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10.   On or about July 26, 2006, Daniel Rhodes and Michael Ruchman filed the action styled Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10, Case No. 869780 in the Superior Court of the State of California, County of San Diego. The plaintiffs claim they are the assignees of a company, RCA, that had a contract with IT&E to provide and cultivate client and consulting leads for a fee of $2,900 per week. The plaintiffs claim that RCA also had an oral contract from Mr. Alberts to pay a 3% finders fee for identifying acquisition candidates, and that as a result of the merger of IT&E with Averion Inc., in excess of $750,000 is due to RCA under this oral contract. The lawsuit also alleges fraud. On February 6, 2007, the plaintiff filed a request to dismiss the action with prejudice in exchange for a waiver of costs by the Company and Mr. Albert.

Perez v. Averion.   Anthony Perez, a former employee of ours, made a claim against us alleging unpaid wages and unlawful treatment as an employee of ours. On October 4, 2006, Mr. Perez’s attorney proposed a settlement offer to us, which would include the payment of unpaid overtime Mr. Perez alleged was due him and a severance package. We settled the claim with Mr. Perez for $16,000. The settlement did not have a material financial impact on our financial statements or our results of operations.

Additionally, we are involved in various other legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.                MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is quoted on the OTCBB under the symbol “AVRO.OB.”

The following table sets forth the high and the low bid price per share quoted on the OTCBB for the periods indicated:

	High	Low
Fiscal 2006
Quarter ended December 31, 2006	$0.20	$0.11
Quarter ended September 30, 2006	$0.20	$0.11
Quarter ended June 30, 2006	$0.17	$0.08
Quarter ended, March 31, 2006	$0.24	$0.11
Fiscal 2005
Quarter ended December 31, 2005	$0.35	$0.14
Quarter ended September 30, 2005	$0.28	$0.15
Quarter ended June 30, 2005	$0.49	$0.20
Quarter ended March 31, 2005	$0.51	$0.33

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 15, 2007, the last reported sales price for our common stock was $0.15.

As of March 15, 2007 there were 41 stockholders of record of our common stock. In addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 related to our equity compensation plans in effect as of that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	29,209,128	$0.17	70,790,872
Equity Compensation Plans not approved by security holders	—	—	—
Total	29,209,128	$0.17	70,790,872

During 2006, an additional 19,321,500 options were granted at an average exercise price of $0.16 per share and 7,490,998 options were cancelled at an average exercise price of $0.18 per share.

Recent Sales of Unregistered Securities

During the last fiscal year, we issued the following unregistered securities. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering.

On March 2, 2006, our previously issued secured convertible promissory notes automatically converted into 11,500 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock was convertible at the option of the holder into 14,285.71 shares of common stock.

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

On July 31, 2006, in connection with Averion Merger (see Note 5 to our Consolidated Financial Statements), we issued 45,245,455 shares of our common stock and 8,300 shares of our Series E Convertible Preferred Stock to the Averion Inc. Shareholders as partial consideration for all of the outstanding capital stock of Averion Inc.

On September 6, 2006, the Asset Purchase Agreement for the purchase of substantially all of the assets of Millennix, Inc., entered into by and among the Company, Millennix, Inc. and Gene Resnick, M.D. on November 9, 2005, was amended to provide for the issuance of 4,285,714 shares of common stock at an average price of $0.20 per share, on January 1, 2009.

On November 28, 2006, we issued and sold 27,333,329 shares of our common stock to certain investors for aggregate gross proceeds to us of $4,100,000 and aggregate net proceeds to us of $3,614,000 after deducting the placement agent fee of $307,500 and other associated costs.

On November 28, 2006, we issued a warrant to a placement agent to purchase up to 1,366,666 shares of our common stock at an exercise price of $0.15 per share. The warrant may be exercised at any time before November 28, 2011.

On November 28, 2006, all 16,500 shares of our Series D Convertible Preferred Stock that were then outstanding automatically converted into 235,714,214 shares of our common stock, at a conversion ratio of 14,285.71 shares of common stock for each share of Series D Convertible Preferred Stock outstanding.

On November 28, 2006, all 8,300 shares of our Series E Convertible Preferred Stock that were then outstanding automatically converted into 75,454,551 shares of our common stock, at a conversion ratio of 9,090.91 shares of our common stock for each share of Series E Convertible Preferred Stock outstanding.

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

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report.

This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors.”

Company Overview

We are a contract research organization (“CRO”) focused on providing our clients with services and solutions throughout the drug development process. We operate in two business segments: clinical research and staffing services. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

We are in the process of seeking other businesses to acquire so that we can expand our geographic presence and capabilities.  In November 2005, we acquired substantially all of the assets of Millennix, Inc. (see Note 4 to the Consolidated Financial Statements), a CRO based in the State of New York, and on July 31, 2006, we acquired Averion Inc. (see Note 5 to the Consolidated Financial Statements), a CRO located in the State of Massachusetts. In addition, we expanded our operations into Europe in August 2006, when we opened our European CRO operation with the acquisition of Pengetank 253 (see Note 7 to the Consolidated Financial Statements). We believe the CRO industry, both internationally and domestically, offers many opportunities to integrate our regulatory compliance and validation expertise into clients that use outsourced services performed by CRO’s. We believe the opportunity to build our business through the acquisition of established CRO’s will allow us to more efficiently provide a multitude of services than would be possible if we were to build such services internally. We intend to continue to move ahead on the execution of our strategy to enable us to obtain and maintain a strong market position within the CRO industry. Our therapeutic areas of specialization are oncology, dermatology, nephrology, critical care and medical devices.

Future acquisitions could result in us needing to incur additional debt or sell or issue additional equity to fund the transactions. Analysis of new business opportunities and evaluation of new business strategies will be undertaken by or under the supervision of our Board. In analyzing prospective acquisition opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. We will also consider the nature of present and expected competition, potential advances in research and development or exploration, the potential for growth and expansion, the likelihood of sustaining a profit within given time frames, the perceived public recognition or acceptance of products, services, trade or service marks, name identification, and other relevant factors.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major clients, and we believe this dependence will continue. Our client list includes some of the top-tier pharmaceutical and biotechnology companies. With the strategic acquisition of Averion Inc., we have expanded our customer base, which has diluted some of the financial impact of having the significant portion of our revenues concentrated solely in a few key clients. For the period ended December 31, 2006, 31% of our total net service revenues were from two (2) clients, representing 17% and 14% of total net service revenues, respectively. For the period ended December 31, 2005, 50% of our total net service revenues were from three (3) clients, representing 23%, 14%,  and 13% of total net services revenues, respectively. Although the expansion of our client base through the acquisitions of Millennix, Inc. and Averion Inc. has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on us.

Our results of operations are subject to volatility due to a variety of factors. The cancellation or delay of contracts and cost overruns could have short-term adverse affects on our business and financial statements. Fluctuations in the ability to maintain large client contracts or to enter into new contracts could hinder our long-term growth. In addition, our aggregate backlog, consisting of signed contracts and letters of intent, is not necessarily a meaningful indicator of future results. Accordingly, no assurance can be given that we will be able to realize the net service revenues included in our backlog.

Significant Accounting Policies and Estimates

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its judgments and estimates. Management bases its judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following policies to be most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations and financial condition.

Revenue Recognition

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

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from unit based and fixed price arrangements are generally recognized on a percentage-of-completion basis. Revenues recognized on unit based and fixed price contracts are subject to revisions as the contract progresses to completion. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the estimated contract costs will change in the near term and may have a material adverse impact on our financial performance. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

We may have to commit unanticipated resources to complete projects resulting in lower margins on those projects. If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

We comply with Financial Accounting Standards Board Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During 2006 and 2005, our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

In general, amounts become billable to the customer pursuant to contractual terms and upon achievement of milestones or in accordance with predetermined payment schedules. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed at the balance sheet date. As of December 31, 2006 and 2005, costs and estimated earnings in excess of billings on uncompleted contracts included in current assets totaled $1,908,000 and $184,000, respectively. The majority of these amounts are billed in the subsequent month.

Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of December 31, 2006 and 2005, billings in excess of costs and estimated earnings on uncompleted contracts were approximately $3,985,000 and $922,000, respectively.

The majority of our contracts contain provisions permitting the customer to terminate for a variety of reasons. The contracts generally provide for recovery of costs incurred, including the costs to wind down the study, and payment of fees earned to date. In some cases, the customer may be required to remit a portion of the fees due or profits that would have been earned under the contract had the contract not been terminated prematurely.

Our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenues from services performed at hourly rates, our revenue in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one period can fluctuate depending upon, among other things, the number of weeks in the period, the number and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the period, the mix of revenue, the extent of cost overruns, employee hiring, employee utilization, vacation patterns, exchange rate fluctuations and other factors.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. This allowance is based on current accounts receivable, historical collection experience, current economic trends, and changes in client payment patterns. Management reviews the outstanding receivables on a monthly basis to determine collectibility and to determine if proper reserves are established for uncollectible accounts. Receivables that are deemed to not be collectible are written off against the allowance for doubtful accounts.

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” out-of-pocket costs are now included in operating expenses, while the reimbursements received are reported separately as reimbursement revenue in the consolidated statements of operations.

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent,” as is customary in the industry, we will continue to exclude from revenue and expense in the consolidated statements of operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments. These investigator fees are not reflected in our reimbursement revenue or reimbursable out-of-pocket expenses. The amounts of these investigator fees were $204,000 and $107,000 for the years ended December 31, 2006 and 2005, respectively.

Concentration of Credit Risks

Financial instruments that subject us to concentrations of credit risks consist primarily of cash and cash equivalents, accounts receivable, and costs and estimated earnings in excess of billings on uncompleted contracts. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical devices industries. These industries may be affected by general business and economic factors, which may impact the accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. As of December 31, 2006, total accounts receivable and costs in excess of billings totaled $7.9 million. Of this amount approximately 36% of the total was due from one client. As of December 31, 2005, total accounts receivable and costs in excess of billings totaled $3.2 million. Of this amount, approximately 37% was due from two clients who accounted for approximately 19% and 18% of the total exposure, respectively. Because a significant majority of our exposure is with large, well established firms, management believes that concentrations of credit risk with respect to our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are mitigated, to some degree.

Goodwill

We account for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At December 31, 2006, we had no impairment in the carrying value of our goodwill.

Finite Life Intangibles

We account for finite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly finite life intangibles are amortized over their estimated useful lifes which range from 1 to 10 years.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS 123R revises SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period.

The grant date fair value of each stock option is based on the underlying price on the date of grant and is determined using an option pricing model. The option pricing model requires the use of estimates and assumptions as to (a) the expected volatility of the price of the stock underlying the stock option (b) the expected life of the option (c) the risk free rate for the expected life of the option and (d) forfeiture rates. The Company is currently using the Black-Scholes option pricing model to determine the grant date fair value of each stock option.

Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

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

Recent Accounting Pronouncements

SAB No. 108

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement.

This bulletin is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position or results of operations.

FIN No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), effective for fiscal years beginning after December 15, 2006.  FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The Company is in the process of evaluating the impact of FIN48 on its financial position and results of operations.

FASB Staff Position No. EITF 00-19-2

In December 2006, the FASB issued Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Under the guidance, early adoption of the FSP is permitted. We have elected to adopt and implement the guidance for the year ending December 31, 2006. The implementation of the FSP did not have a material impact on our financial position or results of operations.

Recent Events

During 2005 and 2006, we entered into a series of transactions related to business acquisitions and the private placement of our senior notes and common stock. Summaries of these transactions are as follows:

The 2005 Private Placement

On November 9, 2005, in connection with the private placement of our senior notes to certain investors (the “2005 Private Placement”), we entered into a Securities Purchase Agreement that obligated the Company to issue senior secured convertible notes in the aggregate principal amount of up to $11,500,000 (the “Senior Notes”) and warrants to purchase an additional 82,142,832 shares of common stock of the registrant.

At the initial closing, we issued senior notes in the aggregate principal amount of $7,000,000 and warrants to purchase an additional 49,999,985 shares of our common stock at an exercise price of $0.10 per share. Of this amount, a Senior Note in the principal amount of $5,800,000 was issued to ComVest Investment Partners II, LLC (“ComVest”).

On December 22, 2005, in connection with the second closing of the 2005 Private Placement, we issued a Senior Note in the aggregate principal amount of $4,500,000 to ComVest along with a warrant to purchase up to an additional 32,142,847 shares of our common stock at an exercise price of $0.10 per share.

The 2005 Private Placement transactions were recorded as equity since the number of shares to be issued was fixed and determinable, the conversion of the senior notes was an event certain to occur since our Board and stockholders had previously approved the creation and issuance of the Series D Convertible Preferred Stock for this purpose and the conversion of the senior note into equity was subject only to the expiration of the waiting period associated with the definitive Schedule 14C Information Statement describing the actions taken in connection with the 2005 Private Placement as prescribed by Rule 14c-2 of the Exchange Act. On March 2, 2006, upon expiration of the waiting period, we issued 11,500 shares of our Series D Convertible Preferred Stock upon the automatic conversion of outstanding promissory notes in the principal amount of $11,500,000.

In addition, in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” because the senior notes were convertible into equity at beneficial conversion rates, an embedded beneficial conversion feature was computed at approximately $8.1 million and was treated as a dividend to the preferred stockholders. This resulted in an increase in the loss available to common stockholders for earnings per share purposes.

Pursuant to the Securities Purchase Agreement, we also gave ComVest the right to purchase additional shares of Series D Preferred Stock at a purchase price of up to $5,000,000 and warrants to purchase up to an additional 35,714,275 shares of common stock for a period of six (6) months after November 9, 2005 (the “ComVest Option”).

Based on review of the transaction and a report prepared by an independent valuation specialist, it was determined that $8,105,938, $3,108,943 and $285,118 in value should be allocated to Series D Convertible Preferred Stock, Warrants and the ComVest Option, respectively.

On May 2, 2006, the ComVest Option was extended to November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest was entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares. In connection with this transaction the call option was reduced and the offset was recorded to additional paid-in-capital.

We entered into a Financial Advisory Agreement with ComVest Advisors, LLC, an affiliate of ComVest, to assist us with matters related to our operations and our future strategies. During 2006 and 2005, ComVest was paid $106,000 and $38,867 for these services, respectively. The agreement was terminated in July 2006.

The Millennix Acquisition

On November 9, 2005, we acquired substantially all of the assets of Millennix, Inc. (“Millennix”). Millennix is a contract research organization located in the State of New York. The purchase price paid for the Millennix assets was $1,100,000 in cash, 10,416,667 shares of our common stock priced at $0.18 per share for a value of $1,875,000, transaction costs of approximately $276,000, and the assumption of certain liabilities in the aggregate amount of approximately $2,400,000, including the amounts outstanding under certain promissory notes to employees in the aggregate principal amount of approximately $780,000 and an assumption of approximately $78,000 of principal and accrued but unpaid interest owed by Millennix to the Bank of New York.

On September 6, 2006, the Asset Purchase Agreement for the purchase of substantially all of the assets of Millennix, entered into by and among the Company, Millennix and Gene Resnick, M.D. on November 9, 2005, was amended to eliminate the payment of $1,400,000 contingent on the achievement of certain earn-out milestones as set forth in the agreement. The remaining amount of the purchase price as specified in the Asset Purchase Agreement, as amended,  is to be paid out in three installments as follows:  (i) $300,000 in cash to Millennix on January 1, 2007, which was paid in December 2006; (ii) the issuance of a subordinated promissory note in the principal amount of $300,000 accruing simple interest at 8.25% per annum, with such interest being paid monthly in arrears and the principal amount payable in full on January 1, 2008, subject to the terms and conditions of the note, and (iii) the issuance of 4,285,714 shares of common stock at an average price of $0.20 per share to Millennix (subject to adjustments for stock splits, reverse stock splits, recapitalization and the like) on January 1, 2009. The Company’s obligation, including, without limitation, the obligation to make payments, issue the promissory note, make payments under the promissory note or issue stock, are conditioned upon and subject to Dr. Resnick remaining an employee of the Company through each applicable payment or issuance date. If at anytime, Dr. Resnick is not an employee of the Company prior to the date on which a payment or issuance is called for under the Asset Purchase Agreement, as amended, then the Company’s obligation ceases to exist, provided, however, that Dr. Resnick’s employment was not terminated due to reason of: (a) his death; (b) his resignation for “Good Reason” as that term is defined in his Employment Agreement with the Company, dated November 9, 2005, as amended, or (c) his termination by the Company without “Cause” as that term is defined in his Employment Agreement with the Company, dated November 9, 2005, as amended. The Company recorded the stock commitment as Common Stock to Be Issued shown on the face of its Consolidated Balance Sheet at December 31, 2006.

Additionally, in connection with the acquisition of the Millennix assets, we also issued fully vested options to purchase an aggregate of 3,472,223 shares of our common stock to certain Millennix employees. A portion of the proceeds from the 2005 Private Placement (see Note 3 to the Consolidated Financial Statements) was used to fund the cash portion of the consideration paid for the Millennix assets.

The Reincorporation and Conversion of the Senior Secured Promissory Notes into Series D Convertible Preferred Stock

On March 2, 2006, we effected our reincorporation from the State of Nevada into the State of Delaware (the “Reincorporation”). In addition, in connection with the Reincorporation, we filed a Certificate of Designation thereby duly authorizing and creating our Series D Convertible Preferred Stock, at which time the Senior Secured Convertible Promissory Notes we issued to certain investors in the 2005 Private Placement were automatically converted into 11,500 shares of such Series D Convertible Preferred Stock.

The Extension and Exercise of ComVest Option

ComVest, in connection with the 2005 Private Placement of our Senior Notes and warrants to purchase our common stock, acquired a right to purchase additional shares of our Series D Convertible Preferred Stock at a purchase price of up to $5,000,000 and received warrants to purchase up to an additional 35,714,275 shares of common stock that expired on May 9, 2006 (the “ComVest Option”). On May 8, 2006, the expiration of the ComVest Option was extended to November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest was entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares. In connection with this transaction the call option was reduced and the offset was recorded to additional paid in capital. On July 31, 2006, ComVest exercised the ComVest Option in full. On July 31, 2006, in connection with the exercise of the ComVest option, pursuant to the terms of the Purchase Agreement, we paid ComVest a closing fee equal to two and a half percent (2.5%) of the gross proceeds received by us upon exercise of the ComVest Option, or $125,000.

The Series E Convertible Preferred Stock

On June 28, 2006, our Board approved the creation of the Series E Convertible Preferred Stock. Our Board authorized up to 8,300 shares of Series E Convertible Preferred Stock. A Certificate of Designation setting forth the rights, preferences and privileges of the Series E Convertible Preferred Stock was filed with the Secretary of State of the State of Delaware on July 28, 2006 (the “Certificate of Designation”). The Series E Convertible Preferred Stock was senior in rights, preferences and privileges to the shares of our common stock and pari passu with our Series D Convertible Preferred Stock, except that the Series E Convertible Preferred Stock did not have: (i)  protective voting provisions; (ii)  anti-dilution rights; or (iii) the right to vote as a separate class to elect members to our Board.

The holders of Series E Convertible Preferred Stock were entitled to receive the stated value of $1,000 for each share of Series E Convertible Preferred Stock, subject to standard and customary anti-dilution adjustments, in a “liquidation event” as defined in the Certificate of Designation. Each share of Series E Convertible Preferred Stock, was convertible at the option of the holder into 9,090.91 shares of our common stock, subject to standard and customary anti-dilution adjustments. The holders of Series E Convertible Preferred Stock were entitled to vote on all matters presented to the holders of common stock on an as-if-converted to common stock basis. As part of the consideration paid in conjunction with the completion of the Averion Merger, all 8,300 shares of Series E Convertible Preferred Stock were issued (see Note 5 to the Consolidated Financial Statements).

Completion of the Averion Merger

On July 31, 2006, through our wholly-owned subsidiaries IT&E Merger Sub, Inc., a Massachusetts corporation (“Merger Sub”), and IT&E Acquisition Co., Inc., a Delaware corporation (“Acquisition Sub”), we consummated the merger (the “Averion Merger”) with Averion Inc. pursuant to the terms of the Agreement and Plan of Merger dated June 30, 2006, by and among us, Merger Sub and Acquisition Sub, on the one hand, and Averion Inc. and Averion Inc.’s shareholders (the “Averion Shareholders”), on the other hand (the “Merger Agreement”). At the closing of the Averion Merger, Merger Sub merged with and into Averion Inc. (the “Reverse Merger”). As a result of the Reverse Merger, Averion Inc. was the surviving corporation and became our wholly-owned subsidiary. Immediately following the closing of the Reverse Merger, a forward merger occurred whereby Averion Inc. was merged with and into Acquisition Sub (the “Forward Merger,” together with the Reverse Merger, constitutes the Averion Merger). As a result of the Forward Merger, Acquisition Sub is the surviving corporation and our wholly-owned operating subsidiary.

On July 31, 2006, in connection with the closing of the Averion Merger, pursuant to a letter agreement dated May 31, 2006 between us and ComVest, we paid ComVest an advisory fee of $250,000.

On July 31, 2006, in connection with the closing of the Averion Merger, we purchased all of the outstanding capital stock of Averion Inc. Averion Inc. is a CRO located in the State of Massachusetts. The purchase price paid for the Averion Inc. outstanding capital stock was $25,955,000. In exchange for all such outstanding capital stock of Averion Inc., the Averion Inc. Shareholders received from us, in the aggregate: (i) $5,650,000 in cash; (ii) two-year, 8.25% (per annum) promissory notes in the aggregate principal amount of $700,000; (iii) five-year, 8.25% (per annum) promissory notes in the aggregate principal amount of $5,700,000; (iv) 45,245,455 shares of our common stock priced at $0.11 per share for a value of $4,977,000; and (v) 8,300 shares of our Series E Convertible Preferred Stock, stated value $1,000 per share ($8,300,000). In addition, the Company paid transaction costs of $628,000 including the advisory fee paid to ComVest, and assumed certain liabilities in the aggregate amount of $3,973,890.

The Financing Transaction

In connection with the private placement of shares of our common stock (the “Financing Transaction”) to certain investors on November 28, 2006 (each an “Investor” and collectively, the “Investors”), we entered into the following agreements: (i) a Placement Agency Agreement with our placement agent (the “Placement Agent”) dated October 17, 2006, as amended on November 8, 2006, January 31, 2007, and February 15, 2007  (the “Placement Agency Agreement”); (ii) subscription agreements with the Investors to collectively purchase 27,333,329 shares of our common stock for aggregate gross proceeds to us of $4,100,000, each dated November 28, 2006 (the “Subscription Agreements;”) (iii) a warrant issued to the Placement Agent to purchase 1,366,666 shares of our common stock dated November 28, 2006 (the “the Placement Agent Warrant”); and (iv) lock-up agreements with our officers, directors and certain principal stockholders, each dated November 13, 2006 (the “Lock-Up Agreements”).

Pursuant to the terms of the Placement Agency Agreement, the minimum investment amount necessary in order to conduct a first closing was $4,000,000 (the “Minimum Investment Amount”). On November 28, 2006, the first closing occurred upon receipt of subscriptions from Investors in the aggregate amount of $4,100,000 (the “First Closing”), at which time we issued, in the aggregate, to the Investors 27,333,329 shares of our common stock at a purchase price per share of $0.15 per share (the “Shares”).

Pursuant to the terms of the Placement Agency Agreement, we could sell shares of common stock in the Financing Transaction in value of up to $10,000,000 at a purchase price per share of $0.15 per share (the “Maximum Investment Amount”); provided, however, that the Maximum Investment Amount may be increased by $5,000,000 by mutual agreement between us and the Placement Agent. If we sold the Maximum Investment Amount of $10,000,000, we would issue a total of 66,666,666 shares of our common stock pursuant to the Placement Agency Agreement. If both parties agreed to increase the Maximum Investment Amount by $5,000,000 and we sold the Maximum Investment Amount of $15,000,000, we would issue a total of 100,000,000 shares of our common stock pursuant to the Placement Agency Agreement.

Pursuant to the terms of the Placement Agency Agreement, we could conduct subsequent closings in the Financing Transaction until the earlier to occur of: (i) the sale of the Maximum Investment Amount; or (ii) December 31, 2006, which date could be extended at the Placement Agent’s option for up to thirty (30) days provided the sale of the Minimum Investment Amount had been obtained by December 31, 2006 (the “Termination Date”). The Placement Agency Agreement was amended to extend the Placement Agent’s option to conduct subsequent closings until March 15, 2007. On March 15, 2007, the Placement Agency Agreement expired. Following the First Closing, we did not consummate a subsequent Financing Transaction closing prior to the expiration of the Placement Agency Agreement.

In connection with the First Closing, pursuant to the terms of the Placement Agency Agreement, we: (i) paid the Placement Agent a Placement Agent Fee equal to 7.5% of the gross proceeds received in the First Closing, or $307,500; and (ii) issued to the Placement Agent the warrant to purchase that number of shares of our common stock equal to 5% of the common stock sold in the First Closing at an exercise price equal to $0.15 per share, or a warrant to purchase 1,366,666 shares of our common stock (the “Placement Agent Warrant”).

Pursuant to Subscription Agreements, on November 28, 2006, we agreed to sell, and the Investors agreed to purchase, 27,333,329 shares of our common stock for an aggregate purchase price of $4,100,000, at a purchase price per share of $0.15 per share. The Shares have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration of the Shares or an applicable exemption from the registration requirements.

Pursuant to the Subscription Agreements, we granted the Investors (i) automatic registration rights (the “Automatic Registration Rights”), and (ii) piggyback registration rights, in each case related to the Shares.

Pursuant to the Automatic Registration Rights, we agreed that no later than three (3) months following the final closing (the “Final Closing”) of the Financing Transaction (the “Filing Date”), we would prepare and file a registration statement (the “Registration Statement”) under the Securities Act with the Securities and Exchange Commission (the “SEC”) covering the resale of the Shares, and that we would use our best efforts to cause the Registration Statement to become effective within six (6) months after the Final Closing (the “Effectiveness Date”). In the event that the Registration Statement has not been filed by the Filing Date or has not been declared effective by the Effectiveness Date, we are obligated to pay to each holder of Shares an amount in cash, as liquidated damages and not as a penalty, equal to one percent (1%) of the aggregate purchase price paid by each such holder for the Shares that are then held by each such holder for each thirty (30) day period until such time as the Registration Statement is filed or declared effective, as the case may be.

In addition, in connection with the Financing Transaction, on November 13, 2006, we entered into Lock-Up Agreements with each of the following individuals: Dr. Philip Lavin, Michael Falk, Fred Sancilio, Cecilio Rodriguez, Robert Tucker, Alastair McEwan, Scott Millman, Dr. Gene Resnick, Anthony Allocca, David Schoenfeld, Ellen Schoenfeld Beeks and ComVest (each, a “Securityholder”). In general, the Lock-Up Agreements preclude each of the foregoing individuals from directly or indirectly offering, selling, pledging, contracting to sell (including any short sale), granting any option to purchase, entering into any contract to sell or otherwise disposing of or transferring any shares of our common stock or our other equity securities or any rights, warrants, options or other securities that are convertible into, or exercisable or exchangeable for, our common stock, until the earlier of: (i) the date on which a registration statement covering the Shares and the Placement Agent Warrant is declared effective by the SEC; and (ii) the date on which all of the Shares and shares of common stock underlying the Placement Agent Warrants may be sold in the public market without an effective registration statement under Rule 144(k) of the Securities Act.

On November 20, 2006, we entered into a letter agreement with the Placement Agent that supplements all of the Lock-Up Agreements by providing that in the event that the Placement Agent releases ComVest or an affiliate, from its Lock-Up Agreement to sell any of our securities (the “ComVest Securities”) at any time or from time to time, then the Placement Agent shall immediately release each Securityholder who has entered into a Lock-Up Agreement with the Placement Agent such that each such Securityholder shall immediately be entitled to sell the same proportion of shares sold by ComVest irrespective of the lock-up provisions contained in Section 1 of each Lock-Up Agreement.

Series D and Series E Preferred Stock Conversions

As a condition precedent to the Financing Transaction, simultaneously with the First Closing, all of the shares of our Series D Convertible Preferred Stock that were then outstanding (the “Series D Preferred”) and all of the shares of our Series E Convertible Preferred Stock that were then outstanding (the “Series E Preferred”) were automatically converted into shares of our common stock in accordance with the terms of the Certificate of Designation related to such preferred stock (the “Preferred Stock Conversion”).

Prior to the First Closing, we had: (i) 16,500 shares of our Series D Preferred outstanding, which at the First Closing automatically converted into 235,714,214 shares of our common stock at a conversion ratio of 14,285.71 shares of common stock for each share of Series D Preferred outstanding; and (ii) 8,300 shares of our Series E Preferred outstanding, which at the First Closing automatically converted into 75,454,551 shares of our common stock at a conversion ratio of 9090.91 shares of our common stock for each share of Series E Preferred outstanding. As of the First Closing, the Series D Preferred and Series E Preferred were retired and cancelled in accordance with our certificate of incorporation.

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net service revenue for 2006 increased $7.8 million to $25.6 million as compared to $17.8 million for 2005 an increase of 44%. The increase in net service revenues in 2006 was primarily related to a $12.8 million increase in our clinical research operation net services revenues, offset partially by a $5.0 million decrease in staffing services net service revenues.

Clinical research net service revenue for 2006 increased to $13.3 million from $0.5 million for 2005. The increase in clinical research operations net service revenue was due to (i) the inclusion of a full year of Millennix results, an additional ten months of activity representing $4.4 million in net service revenues over 2005 and, (ii) the acquisition of Averion Inc, which contributed net service revenue of $8.4 million for the five months ending December 31, 2006.

Staffing services net service revenue for 2006 decreased to $12.3 million from $17.3 million for 2005, a decrease of 29%. Late in the fourth quarter of 2005, our staffing services operations began to encounter larger than normal client fluctuations. Several large clients did not renew services for additional work.  The Company was unable to replace the majority of this work in 2006. Additionally, we experienced significant turnover of our sales and marketing staff during 2006. For these reasons, service renewals declined in 2006 which resulted in a reduction in net service revenues. This trend has caused management to re-evaluate how we are staffing the current work, and how best to utilize our full-time contractors. We anticipate our net service revenue returning to a portion of previous levels in 2007 although there is no assurance that we will be able to obtain new business.

We incur out-of-pocket costs on behalf of our clients. These out-of-pocket costs are generally reimbursable by our clients. We include out-of-pocket costs as reimbursement revenues and reimbursable out-of-pocket expenses in the consolidated statements of operations. Reimbursements are made at cost, without mark-up or profit and therefore have no impact on net income. The timing of these revenues and costs vary throughout the year depending on the projects being serviced. Reimbursement revenue and out-of-pocket expenses were $204,000 for the year ended December 31, 2006 and $107,000 for the year ended December 31, 2005.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff, and contracted personnel, and other expenses directly related to specific contracts. Direct costs increased by $4.3 million to $16.8 million for the year ended December 31, 2006 from $12.5 million for the year ended December 31, 2005. The increase in direct expenses in 2006 was comprised of a $7.9 million increase in clinical research direct expenses and a $3.4 million decrease in staffing services direct expenses.

Clinical research direct expenses increased $7.8 million for the year ended December 31, 2006 to $8.2 million from $0.4 million for the year ended December 31, 2005. The increase in clinical research direct expenses was primarily due to (i) the inclusion of a full year of Millennix results, an additional ten months of activity representing $3.6 million in direct expenses over 2005 and, (ii) the acquisition of Averion Inc. which contributed an additional $4.0 million in direct expenses.

Staffing services direct expenses decreased to $8.6 million for the year ended December 31, 2006 from $12.0 million for the year ended December 31, 2005. Fluctuations in client requests for services impact our direct expenses. The majority of our staffing services direct expense represents the cost for contractors which are typically compensated by the hour. Therefore, direct expenses fluctuate in direct proportion to net service revenues. We also have a group of contractors that we have chosen to compensate regardless of whether they are assigned to a specific contract due to their technical expertise. During 2006, these contractors were not fully utilized by our clients, which directly impacted our profit margins since costs were incurred without corresponding revenue.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2006 were $12.9 million or 51% of net service revenue, as compared to $6.3 million or 35% of net service revenue for the year ended December 31, 2005. The increase in expenses of $6.6 million primarily reflected (i) the increased cost structure associated with the Millennix and Averion Inc. acquisitions and (ii) an increase in costs associated with being a public company.

We have implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business. These changes will allow us to better compete in the marketplace. Under such plans, our active clinical research employee base declined by approximately 13%. The reduction of our workforce was completed on February 15, 2007.

Through these reductions, we expect to generate savings in annualized operating expenses of approximately $2.5 million. As a result of these plans, we expect to incur restructuring charges in the quarter ending March 31, 2007 related to one-time employee related costs of approximately $700,000. The $700,000 cost will result in future cash expenditures as follows: we estimate that $200,000 will be paid by March 31, 2007 and that the remaining $500,000 will result in payments to be made over the next 13 months.

Management is integrating the newly acquired companies of Millennix, Inc. and Averion Inc., in an effort to improve efficiencies by sharing resources, evaluating cross-marketing opportunities and streamlining costs.

Depreciation expense increased to $381,000 for the year ended December 31, 2006 as compared to $101,000 for the year ended December 31, 2005. This increase was primarily the result of the additional depreciation associated with the fixed assets acquired in the Millenix and Averion Inc. acquisitions.

Amortization expense increased to $530,000 for the year ended December 31, 2006 as compared to $40,000 for the year ended December 31, 2005, primarily due to the values assigned to finite life intangibles in connection with the Millenix and Averion Inc. mergers.

We earned $314,000 of interest income during the year ended December 31, 2006  as compared to $78,000  during the year ended December 31, 2005. The increase in interest income was due to a higher average cash balance during the year, resulting from the 2005 Private Placement and the Financing Transaction.

Interest expense decreased to $289,000 for the year ended December 31, 2006 compared to $425,000 for the same period in 2005, due to the repayment of the Laurus Note in November 2005. We expect interest expense to increase in 2007, due to the increase in notes payable to the Averion Inc. and Millennix shareholders issued in connection with the acquisition of Millennix and Averion Inc.

We had no loan fee amortization costs for the year ended December 31, 2006 as compared to loan fee amortization costs of $240,938 for the same period in 2005 due to the payment of the promissory note held by Laurus Master Fund Ltd. in November 2005.

We had no fees on long-term debt or non-cash financing costs for the year ended December 31, 2006 as compared to long-term debt fees of $214,000 for the year ended December 31, 2005, which resulted from the Company not meeting certain registration deadlines related to the registration statement covering the shares of its common stock underlying the Laurus Note and Laurus Warrant. Upon paying off the loan in November 2005, we were assessed a prepayment fee of $650,000 and non-cash financing costs of $62,500 from the issuance of 83,330 shares of our common stock to SBI USA as payment for investment banking consulting services for the year ended December 31, 2005.

In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,”  our Series D Preferred Stock included a beneficial conversion feature. The embedded financial conversion feature was computed at approximately $8,106,000 to the preferred stockholders, as the conversion feature was immediately exercisable, and was treated as a dividend to the preferred stockholders. The dividend resulted in an increase to the loss applicable to common stockholders for earnings per share purposes for the year ended December 31, 2005. The embedded financial conversion feature was computed at approximately $4,069,000 to the preferred stockholders, as the conversion feature was immediately exercisable, and was treated as a dividend to the preferred stockholders. The dividend resulted in an increase to the loss available to common stockholders’ for earnings per share purposes for the year ended December 31, 2006.

The net loss applicable to common stockholders’ for the year ended December 31, 2006 decreased to $9,195,190, or $0.07 per basic and fully diluted share, as compared to a net loss applicable to common stockholders’ of $10,974,622, or $0.41 per basic and fully diluted share, for the year ended December 31, 2005. The lower net loss and increase in weighted average number of basic and fully diluted common shares outstanding resulted in the decrease in net loss per share.

Liquidity and Capital Resources

Our primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition and transaction related costs, capital expenditures, and facilities-related expenses. Our principal source of cash is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be adversely affected. Absent a material adverse change in the level of the Company’s new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations will be sufficient to meet our foreseeable cash needs for the next twelve months. However, if we significantly expand our business through acquisitions and/or continue to incur a loss from operations, we may need to raise additional funds through the sale of debt or equity securities.

Our net cash used by operating activities was $0.9 million for the year ended December 31, 2006, compared with net cash used by operating activities of $1.2 million for the year ended December 31, 2005. The primary factors contributing to the use of cash were, (i) a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $1.0 million, (ii) an increase in accrued payroll and employee benefits of $0.6 million, (iii) an increase in customer advances of $1.0 million, (iv) an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $0.5 million, and  (v) the net loss of $5.1 million, which was reduced by non-cash changes of $1.4 million.

Net cash used by investing activities was $5.4 million for the year ended December 31, 2006, compared with net cash used by investing activities of $1.0 million for the year ended December 31, 2005. On July 31, 2006, the Company paid $5.1 million in cash, net of cash acquired, and other consideration for Averion Inc.

Net cash provided by financing activities was $8.0 million for the year ended December 31, 2006, compared with net cash provided by financing activities of $8.3 million for the year ended December 31, 2005. On July 31, 2006, we received aggregate gross proceeds of $5.0 million from the sale of 5,000 shares of Series D Convertible Preferred Stock to ComVest. The proceeds were used to acquire Averion Inc. Additionally, on November 28, 2006, the Company received $3.6 million in aggregate proceeds from the sale of 27,333,329 shares of our common stock at a purchase price of $0.15 per share, in conjunction with the Financing Transaction. Pursuant to the terms of the Placement Agency Agreement, we paid a cash fee equal to 7.5% of the aggregate gross proceeds or $307,500 to the Placement Agent and additional transaction costs of $179,000.

As a result of these cash flows, our cash and cash equivalents balance at December 31, 2006 was $8.1 million as compared to $6.4 million at December 31, 2005, an increase of $1.7 million.

We intend to use our cash for general working capital purposes, improvements to our technical infrastructure, and to support our acquisition strategy. As we search for additional acquisition opportunities to enhance the services we provide, we will be utilizing both cash and stock to fund the acquisitions. We may also seek to obtain additional debt or equity financing in order to support the growth and increase the value of our business.

Off Balance Sheet Financing Arrangements

As of December 31, 2006, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

During 2004, we entered into a capital lease obligation totaling $20,039. This leased equipment is being amortized over five years and has accumulated depreciation of $7,500 and $5,000 at December 31, 2006 and 2005 respectively. During 2006, we entered into a capital lease obligation totaling $68,000. This leased equipment is being amortized over three years and has accumulated depreciation of $12,000 at December 31, 2006.

The Company also leases various office facilities and equipment under operating leases that expire over the next six years, including several new facility leases entered into during 2006. At December 31, 2006, including the new space, we are obligated under non-cancelable operating leases with future minimum rentals as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
Obligations under capital leases	$33,393	$33,393	$12,568	$—	$—	$—	$79,354
Operating leases	1,767,922	1,672,856	1,643,967	1,599,629	1,520,639	1,230,054	9,435,067
Total	$1,801,315	$1,706,249	$1,656,535	$1,599,629	$1,520,639	$1,230,054	$9,514,421

In 2007, we anticipate capital expenditures of approximately $1.5 million primarily for computer software and hardware.

ITEM 7.                FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Averion International Corp. (formerly IT&E International Group, Inc.)

We have audited the accompanying consolidated balance sheets of Averion International Corp. (the Company) as of December 31, 2006 and  2005, and the related consolidated statements of operations, stockholders’ equity and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Averion International Corp. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHNEIDER DOWNS & CO., INC.
Columbus, Ohio
March 29, 2007

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$8,097,577	$6,414,770
Accounts receivable (net of allowance for doubtful accounts of $170,798 and $75,000 for 2006 and 2005, respectively)	5,788,398	2,989,646
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,907,745	183,938
Prepaid and other current assets	808,683	181,823
Total Current Assets	16,602,403	9,770,177
Property and equipment, net	1,434,305	275,263
Goodwill	21,967,579	3,196,813
Finite life intangibles (net of accumulated amortization of $570,041 and $39,625 for 2006 and 2005, respectively)	4,612,959	991,375
Deposits	144,342	11,679
Total Assets	$44,761,588	$14,245,307
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$956,175	$585,590
Accrued payroll and employee benefits	1,299,342	571,238
Current portion of capital lease obligations	26,910	3,250
Current portion of notes payable	978,031	101,437
Customer advances	1,043,384	143,520
Billings in excess of costs and estimated earnings on uncompleted contracts	3,985,114	922,484
Deferred rent	557,163	22,670
Other accrued liabilities	1,098,136	433,745
Total Current Liabilities	9,944,255	2,783,934
Long-term capital lease obligations, less current portion	41,636	12,765
Long-term notes payable, less current portion	6,213,795	654,384
Total Liabilities	16,199,686	3,451,083
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series D Convertible Preferred stock, $.001 par value, 16,500 shares authorized, 0 and 11,500 shares issued and outstanding with a stated value of $11,500,000, respectively	$—	$8,105,938
Common stock, $.001 par value, 650,000,000 shares authorized, 498,378,831 and 60,448,875 shares issued and outstanding, respectively	498,379	60,449
Convertible Warrants	164,000	3,108,944
Call Option	—	285,118
Common stock to be issued	837,363	—
Additional paid-in capital	35,466,055	2,504,427
Other comprehensive (loss)	(7,075)	—
Retained deficit	(8,398,820)	(3,270,652)
Total Stockholders’ equity	28,561,902	10,794,224
Total Liabilities and Stockholders’ equity	$44,761,588	$14,245,307

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Statements of Operations

	Years ended December 31,
	2006	2005
Net service revenue	$25,551,378	$17,798,591
Reimbursement revenue	1,704,229	639,093
Total revenue	27,255,607	18,437,684
Operating expenses:
Direct expenses	16,847,639	12,461,123
Reimbursable out-of-pocket expenses	1,704,229	639,093
Sales, general and administrative expenses	12,943,105	6,312,648
Depreciation and amortization expense	911,869	141,114
Total operating expenses	32,406,842	19,553,978
Net operating loss	(5,151,235)	(1,116,294)
Other income (expense):
Interest income	314,085	78,110
Interest expense	(289,018)	(424,945)
Loan fee amortization	—	(240,938)
Write-off of unamortized loan fee	—	(640,797)
Fees on long-term debt	—	(864,039)
Non-cash financing costs	—	(62,500)
Repricing of warrants	—	(37,922)
Total other income (expense)	25,067	(2,193,031)
Loss before benefit for income taxes	(5,126,168)	(3,309,325)
Benefit for income taxes	—	440,641
Net loss	(5,126,168)	(2,868,684)
Beneficial conversion feature	(4,069,022)	(8,105,938)
Net loss applicable to common stockholders	$(9,195,190)	$(10,974,622)
Weighted average number of common shares outstanding—basic and fully diluted	129,020,037	26,714,667
Net loss per share—basic and fully diluted	$(0.07)	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Statements of Stockholders’ Equity

	Common Stock		Restricted Common Stock		Preferred Stock		Additional Paid-in			Other comprehensive	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Call Options	loss	(Deficit)	Equity
Balance, December 31, 2004 (restated)	19,000,000	$ 19,000	—	—	2,000,000	$ 2,000	$ 863,540	—	—	—	$ (401,986)	$ 482,572
Issuance of common stock related to consulting services	1,071,340	1,071					358,056					359,127
Issuance of common stock related to exercise of warrants	1,760,868	1,761					39					1,800
Issuance of Series A Preferred Stock previously approved but not yet authorized					820,000	820	(820)					—
Conversion of Series A Preferred Stock into common stock	28,200,000	28,200			(2,820,000)	(2,820)	(25,380)					—
Repricing of warrants							37,922					37,922
Issuance of Series D Convertible Preferred Stock, net of transaction costs					11,500	8,105,938	(593,513)					7,512,425
Issuance of convertible warrants to Series D Convertible Preferred stockholders								$ 3,108,944				3,108,944
Issuance of call option to Series D Convertible Preferred stockholders									$ 285,118			285,118
Issuance of common stock related to the purchase of Millennix assets	10,416,667	10,417					1,864,583					1,875,000
Beneficial Conversion Feature for Series D Convertible Preferred Stock							8,105,938					8,105,938
Deemed Dividends for Series D Convertible Preferred Stock							(8,105,938)					(8,105,938)
Net loss											(2,868,684)	(2,868,684)
Balance, December 31, 2005	60,448,875	60,449	—	$ 0	11,500	8,105,938	2,504,427	3,108,944	285,118	—	(3,270,652)	10,794,224
Issuance of common stock and Series E convertible preferred stock related to the purchase of Averion Inc	45,245,555	45,246			8,300	8,300,000	4,931,756					13,277,002
Revaluation of ComVest option							114,389		(114,389)			—
Exercises of ComVest option to purchase Series D convertible preferred stock					5,000	4,069,022			(133,391)			3,935,631
Exercise of warrants	54,182,307	54,182					4,156,468	(3,108,944)	(37,338)			1,064,368
Stock based compensation for the fair value adjustment per FAS 123R							172,634					172,634
Common stock to be issued to shareholders related to purchase of Millenix, Inc			4,285,714	837,363								837,363
Beneficial Conversion feature Series D convertible preferred stock							4,069,022					4,069,022
Deemed dividends for Series D convertible preferred stock							(4,069,022)					(4,069,022)
Conversion of Series D convertible preferred stock to common stock	235,714,214	235,714			(16,500)	(12,174,960)	11,939,246					—
Conversion of Series E convertible preferred stock to common stock	75,454,551	75,455			(8,300)	(8,300,000)	8,224,545					—
Issuance of stock associated with private placement and associated costs	27,333,329	27,333					3,586,590					3,613,923
Warrant to purchase common stock issued in connection with PIPE financing							(164,000)	164,000				—
Translation Adjustment										$ (7,075)		(7,075)
Net Loss											(5,126,168)	(5,126,168)
Balance, December 31, 2006	498,378,831	$ 498,379	4,285,714	$ 837,363	—	—	$ 35,466,055	$ 164,000	—	$ (7,075)	$ (8,398,820)	$ 28,561,902

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
Consolidated Statements of Cash Flow

	Years ended December 31,
	2006	2005
Cash Flow from operating activities
Net loss	$(5,126,168)	$(2,868,684)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	381,453	101,489
Amortization of loan fees	—	240,938
Write-off of unamortized loan fees	—	640,797
Amortization of finite life intangibles	530,416	39,625
Amortization of deferred rent	305,962	(7,622)
Bad debt expense	56,183	73,022
Repricing of warrants	—	37,922
Common stock issued for financing costs	—	62,500
Deferred tax liability	—	(440,641)
Share based compensation	172,633	200,000
Changes in assets and liabilities
Accounts receivable, net	12,310	668,908
Costs and estimated earnings in excess of related billings on uncompleted contracts	971,707	(50,540)
Prepaid and other current assets	55,794	(67,737)
Accounts payable	(180,191)	(48,851)
Accrued payroll and employee benefits	486,148	(114,024)
Customer Advances	1,043,334	—
Billings in excess of costs and estimated earnings on uncompleted contracts	567,564	109,141
Other accrued liabilities	(176,826)	184,141
Net cash used by operating activities	(899,681)	(1,239,616)
Cash Flow from investing activities
Purchase of property and equipment	(288,101)	(46,923)
Deposits	(50,071)	22,045
Loan Fees	—	(43,213)
Other	9,187	—
Purchase of Averion Inc., net of cash acquired	(5,115,531)	—
Purchase of Millennix, net of cash acquired	—	(982,582)
Net cash used by investing activities	(5,444,518)	(1,050,673)
Cash Flow from financing activities
Payments of capital lease obligations	(15,850)	(3,089)
Proceeds from convertible note payable	—	2,500,000
Payments of convertible note payable	(462,557)	(5,000,000)
Payments of notes payable	(101,437)	(25,000)
Payment of bank debt	—	(77,917)
Proceeds from exercise of warrants	5,000,000	1,800
Proceeds from issuance of stock	3,613,923	—
Proceeds from sale of Series D convertible preferred stock, net of transaction costs	—	10,906,486
Net cash provided by financing activities	8,034,079	8,302,280
Effect of exchange rate changes on cash	(7,075)	—
Net increase in cash and cash equivalents	1,682,807	6,011,991
Cash and cash equivalents, beginning of year	6,414,770	402,779
Cash and cash equivalents, end of year	$8,097,577	$6,414,770
Supplemental disclosures:
Interest paid	$276,508	$424,945
Income taxes paid	$100,543	$70,743

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS

NATURE OF BUSINESS

Averion International Corp. and its consolidated subsidiaries are referred to throughout this report as “we,” “us,” “our,” and the “Company.”

Averion International Corp. was organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International Corporation and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group. In November 2005, we acquired the assets of Millennix, Inc. (“Millennix”), a contract research organization (“CRO”) that provides comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology (see Note 4 ). On March 2, 2006, with the written consent of holders of the majority of our shares of common stock, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc. On July 31, 2006, we acquired Averion Inc. (see Note 5), a CRO that provides clinical research services for Phase I through Phase IV clinical trials, with focus in medical devices, oncology, dermatology, nephrology and other complex medical conditions. In addition, we expanded our CRO operations into Europe in August 2006, when we opened our European operation with the acquisition of Pengetank 253 (see Note 7).  On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our name to Averion International Corp. Our stock symbol was changed from “ITER.OB” to “AVRO.OB” in conjunction with the name change.

We are a CRO focused on providing our clients with services and solutions throughout the drug development process. We operate in two business segments: clinical research and staffing services. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries. We believe the opportunity to build our business through the acquisition of established CRO’s will allow us to more efficiently provide a multitude of services than would be possible if we were to build such services internally. We intend to continue with the execution of our acquisition strategy to enable us to obtain and maintain a strong market position within the CRO industry.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements are audited and reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. The consolidated financial statements include Averion Inc.’s operating results from the date of merger. These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (GAAP) and in accordance with the applicable rules of the Securities and Exchange Commission.

Certain amounts in the December 31, 2005 financial statements have been reclassified to conform to the presentation of the December 31, 2006 financial statements.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Averion International Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Our cash accounts are with certain financial institutions. The balances in these accounts exceed the maximum U.S. federally insured amount. We have not experienced any losses in such accounts and we do not believe that our cash and cash equivalents expose us to any significant credit risk.

REVENUE RECOGNITION

Revenues are primarily recognized on a time-and-materials or percentage-of-completion basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. We determine if the fee is fixed and determinable and collectibility is reasonably assured based upon our judgment regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to several years.

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from unit based and fixed price arrangements are generally recognized on a percentage-of-completion basis. Revenues recognized on unit based and fixed price contracts are subject to revisions as the contract progresses to completion. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the estimated contract costs will change in the near term and may have a material adverse impact on our financial performance. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We may have to commit unanticipated resources to complete projects resulting in lower margins on those projects. If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

We comply with Financial Accounting Standards Board Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During 2006 and 2005, our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

In general, amounts become billable to the customer pursuant to contractual terms and upon achievement of milestones or in accordance with predetermined payment schedules. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed at the balance sheet date. As of December 31, 2006 and 2005, costs and estimated earnings in excess of billings on uncompleted contracts included in current assets totaled $1,908,000 and $184,000, respectively. The majority of these amounts are billed in the subsequent month.

Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of December 31, 2006 and 2005, billings in excess of costs and estimate earnings on uncompleted contracts were approximately $3,985,000 and $922,000, respectively.

The majority of contracts contain provisions permitting the customer to terminate for a variety of reasons. The contracts generally provide for recovery of costs incurred, including the costs to wind down the study, and payment of fees earned to date. In some cases, the customer may be required to remit a portion of the fees due or profits that would have been earned under the contract had the contract not been terminated prematurely.

Our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenues from services performed at hourly rates, our revenue in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one period can fluctuate depending upon, among other things, the number of weeks in the period, the number and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the period, the mix of revenue, the extent of cost

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

overruns, employee hiring, employee utilization, vacation patterns, exchange rate fluctuations and other factors.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. This allowance is based on current accounts receivable, historical collection experience, current economic trends, and changes in client payment patterns. Management reviews the outstanding receivables on a monthly basis to determine collectibility and to determine if proper reserves are established for uncollectible accounts. Receivables that are deemed to not be collectible are written off against the allowance for doubtful accounts.

REIMBURSABLE OUT-OF-POCKET EXPENSES

On behalf of our clients, we pay fees and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” out-of-pocket costs are now included in operating expenses, while the reimbursements received are reported separately as reimbursement revenue in the Consolidated Statements of Operations.

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent,” as is customary in the industry, we exclude from net service revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of company sponsors with regard to investigator payments. These investigator fees are not reflected in our reimbursement revenue or reimbursable out-of-pocket expenses. The amount of investigator fees paid were $204,000 and $107,000 for the years ended December 31, 2006 and 2005, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable, and costs and estimated earnings in excess of billings on uncompleted contracts.  As of December 31, 2006, the total of accounts receivable and costs in excess of related billings on uncompleted contracts was $7.9 million. Of this amount, approximately 36% was due from one customer. As of December 31, 2005, the total of accounts receivable and costs in excess of related billings on uncompleted contracts was $3.2 million. Of this amount, approximately 37% was due from two customers representing 19% and 18% of total exposure, respectively. Because a significant majority of our exposure is with large, well established firms, management believes that concentrations of credit risk with respect to our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are mitigated, to some degree.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, costs in excess of billings, accounts payable, billings in excess of costs and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of long-term notes payable approximates quoted market prices for the same or similar debt instruments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to seven years. Leasehold improvements are amortized over the life of the respective leases or the service life of the improvements, whichever is shorter.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated and any gain or loss on such disposition is reflected in our consolidated financial statements.

Expenditures for repairs and maintenance are charged to operations as incurred.

FINITE LIFE INTANGIBLE ASSETS

The company accounts for finite life intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a change to operations. At December 31, 2006 and 2005, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At December 31, 2006 and 2005, respectively the Company had no impairment in the carrying value of its goodwill.

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the Modified Prospective Approach. SFAS 123R revises SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s Consolidated Statements of Operations because the exercise price of its stock options granted to employees generally equaled the fair market value of the underlying stock at the time of grant.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. The Company uses historical data to estimate pre-vesting option forfeitures. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma disclosures under SFAS No. 123.

The grant date fair value of each stock option is based on the underlying price on the date of grant and is determined using an option pricing model. The option pricing model requires the use of estimates and assumptions as to (a) the expected volatility of the price of the stock underlying the stock option (b) the expected life of the option (c) the risk free rate for the expected life of the option and (d) forfeiture rates. The Company is currently using the Black-Scholes option pricing model to determine the grant date fair value of each stock option.

Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

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

NET LOSS PER SHARE

Net loss per basic share is computed using the weighted average number of common shares outstanding. Net loss per diluted share is computed using the weighted average common shares and common stock equivalent shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Since the effect of the stock options and warrants which are included in the calculation of fully diluted shares outstanding is anti-dilutive, the fully diluted number of shares is not calculated and only basic EPS will be presented for the periods ending December 31, 2006 and 2005.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

SAB No. 108

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. This bulletin is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position or results of operations.

FIN No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), effective for fiscal years beginning after December 15, 2006.  FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The Company is in the process of evaluating the impact of FIN48 on its financial position and results of operations.

FASB Staff Position No. EITF 00-19-2

In December 2006, the FASB issued Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Under the guidance, early adoption of the FSP is permitted. The Company has elected to adopt and implement the guidance for the year ending December 31, 2006. The implementation of the FSP did not have a material impact on our financial position or results of operations.

3. PRIVATE PLACEMENT

On November 9, 2005, in connection with the 2005 Private Placement of our Senior Notes to certain investors, we entered into a Securities Purchase Agreement that obligated the Company to issue Senior Notes in the aggregate principal amount of up to $11,500,000 and warrants to purchase up to an additional 82,142,832 shares of common stock of the registrant.

At the initial closing, we issued Senior Notes in the aggregate principal amount of $7,000,000 and warrants to purchase an additional 49,999,985 shares of our common stock at an exercise price of

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. PRIVATE PLACEMENT (Continued)

$0.10 per share. Of the aggregate principal amount, a Senior Note in the principal amount of $5,800,000 was issued to ComVest.

On December 22, 2005, in connection with the second closing of the 2005 Private Placement, we issued a Senior Note in the aggregate principal amount of $4,500,000 to ComVest along with a warrant to purchase up to an additional 32,142,847 shares of our common stock at an exercise price of $0.10 per share.

The 2005 Private Placement transactions were recorded as equity since the number of shares to be issued was fixed and determinable, the conversion of the Senior Notes was an event certain to occur since our Board of Directors and shareholders had previously approved the creation and issuance of the Series D Convertible Preferred Stock for this purpose and the conversion of the Senior Note into equity was subject only to the expiration of the waiting period associated with the definitive Schedule 14C Information Statement describing the actions taken in connection with the 2005 Private Placement as prescribed by Rule 14c-2 of the Exchange Act. On March 2, 2006, upon expiration of the waiting period, we issued 11,500 shares of our Series D Convertible Preferred Stock upon the automatic conversion of outstanding promissory notes in the principal amount of $11,500,000.

In addition, in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” since the Senior Notes were convertible into equity at beneficial conversion rates, an embedded beneficial conversion feature was computed at approximately $8.1 million and was treated as a dividend to the preferred stockholders. This resulted in an increase in the loss available to common stockholders for earnings per share purposes.

Pursuant to the Securities Purchase Agreement, we also gave ComVest the option to purchase additional shares of Series D Convertible Preferred Stock at a purchase price of up to $5,000,000 (the “Comvest Option”) and warrants to purchase up to an additional 35,714,275 shares of common stock for a period of six (6) months after November 9, 2005.

Based on a review of the transaction, and a report prepared by, an independent valuation specialist, it was determined that $8,105,938, $3,108,943 and $285,118 in value should be allocated to the Series D Convertible Preferred Stock, Warrants and the ComVest Option, respectively.

On May 2, 2006, the ComVest Option was extended to November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest was entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares. In connection with this transaction, the call option was reduced and the offset was recorded to additional paid-in-capital.

We entered into a Financial Advisory Agreement with ComVest Advisors, LLC, an affiliate of ComVest, to assist us with matters related to our operations and our future strategies. During 2006 and 2005, ComVest was paid $106,000 and $38,867, respectively for these services.  The agreement was terminated in July 2006.

4. ACQUISITION OF THE ASSETS OF MILLENNIX, INC.

On November 9, 2005, we acquired substantially all of the assets of Millennix, Inc. (“Millennix”). Millennix is a contract research organization located in the State of New York. The purchase price paid for the Millennix assets was $1,100,000 in cash, 10,416,667 shares of our common stock priced at $0.18 per

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITION OF THE ASSETS OF MILLENNIX, INC. (Continued)

share for a value of $1,875,000, transaction costs of approximately $276,000, and the assumption of certain liabilities in the aggregate amount of approximately $2,400,000, including the amounts outstanding under certain promissory notes to employees in the aggregate principal amount of approximately $780,000 and an assumption of approximately $78,000 of principal and accrued but unpaid interest owed by Millennix to the Bank of New York.

On September 6, 2006, the Asset Purchase Agreement for the purchase of substantially all of the assets of Millennix, entered into by and among the Company, Millennix and Gene Resnick, M.D. on November 9, 2005, was amended to eliminate the payment of $1,400,000 contingent on the achievement of certain earn-out milestones as set forth in the agreement. The remaining amount of the purchase price as specified in the Asset Purchase Agreement, as amended, is to be paid out in three installments as follows:  (i) $300,000 in cash to Millennix on January 1, 2007, which was paid in December 2006; (ii) the issuance of a subordinated promissory note in the principal amount of $300,000 accruing simple interest at 8.25% per annum, with such interest being paid monthly in arrears and the principal amount payable in full on January 1, 2008, subject to the terms and conditions of the note, and (iii) the issuance of 4,285,714 shares of common stock at an average price of $0.20 per share to Millennix (subject to adjustments for stock splits, reverse stock splits, recapitalization and the like) on January 1, 2009. The Company’s obligation, including, without limitation, the obligation to make payments, issue the promissory note, make payments under the promissory note or issue stock, are conditioned upon and subject to Dr. Resnick remaining an employee of the Company through each applicable payment or issuance date. If at anytime, Dr. Resnick is not an employee of the Company prior to the date on which a payment or issuance is called for under the Asset Purchase Agreement, as amended, then the Company’s obligation ceases to exist, provided, however, that Dr. Resnick’s employment was not terminated due to reason of: (a) his death; (b) his resignation for “Good Reason” as that term is defined in his Employment Agreement with the Company, dated November 9, 2005, as amended, or (c) his termination by the Company without “Cause” as that term is defined in his Employment Agreement with the Company, dated November 9, 2005, as amended. The Company recorded the stock commitment as Common Stock to Be Issued shown on the face of its Consolidated Balance Sheet at December 31, 2006.

Additionally, in connection with the acquisition of the Millennix assets, we also issued fully vested options to purchase an aggregate of 3,472,223 shares of our common stock to certain Millennix employees. A portion of the proceeds from the 2005 Private Placement (see Note 3) was used to fund the cash portion of the consideration paid for the Millennix assets.

The acquired assets and liabilities of Millennix were recorded at their fair market value, pursuant to FASB Statement No. 141, “Accounting for Business Combinations” (“SFAS No. 141”). As the price paid to Millennix exceeded the net fair market values of their assets and liabilities, management, along with an independent valuation specialist, performed an analysis to determine the proper values to be assigned to the intangible assets acquired. Values were assigned to the Millenix contracts, non-compete agreements, and trade name, as a result of the analysis.  In total, these finite life intangible assets were assigned a value of $1,031,000. Each finite life intangible asset was assigned a useful life ranging from one to ten years and each specific finite life intangible asset will be amortized over that life. Total amortization expense related to these intangible assets was $276,000 and $40,000 for the years ended December 31, 2006 and 2005, respectively. In addition, an initial value of $3,197,000 was assigned to Goodwill.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITION OF THE ASSETS OF MILLENNIX, INC. (Continued)

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Assets Acquired	$1,468,292
Finite-Life Intangible Assets	1,031,000
Goodwill	3,196,814
Liabilities Assumed	(2,445,361)
Purchase Price	$3,250,745

The Company recorded additional goodwill of $1,438,000 during 2006 as a result of the amended Asset Purchase Agreement.

In accordance with SFAS No. 141, no amortization will be recorded on the Goodwill. At December 31, 2006, we had no impairment in the carrying value of our Goodwill.

5. AVERION MERGER

On July 31, 2006, through our wholly-owned subsidiaries IT&E Merger Sub, Inc., a Massachusetts corporation (“Merger Sub”), and IT&E Acquisition Co., Inc., a Delaware corporation (“Acquisition Sub”), we consummated the merger (the “Averion Merger”) with Averion Inc. pursuant to the terms of the Agreement and Plan of Merger dated June 30, 2006, by and among us, Merger Sub and Acquisition Sub, on the one hand, and Averion Inc. and Averion Inc.’s shareholders (the “Averion Shareholders”), on the other hand (the “Merger Agreement”). At the closing of the Averion Merger, Merger Sub merged with and into Averion Inc. (the “Reverse Merger”). As a result of the Reverse Merger, Averion Inc. was the surviving corporation and became our wholly-owned subsidiary. Immediately following the closing of the Reverse Merger, a forward merger occurred whereby Averion Inc. was merged with and into Acquisition Sub (the “Forward Merger,” together with the Reverse Merger, constitutes the Averion Merger). As a result of the Forward Merger, Acquisition Sub is the surviving corporation and our wholly-owned operating subsidiary.

On July 31, 2006, pursuant to a certain Securities Purchase Agreement dated November 9, 2005, as amended, between the Company, ComVest and those certain purchasers set forth in the signature pages thereto (the “Purchase Agreement”), ComVest exercised the ComVest Option to purchase 5,000 shares of our Series D Convertible Preferred Stock and received warrants to purchase 32,142,829 shares of our common stock at an exercise price of $0.10 per share, for an aggregate purchase price of $5,000,000, the proceeds of which were used to partially fund the acquisition of Averion Inc.

On July 31, 2006, in connection with the closing of the Averion Merger, pursuant to a letter agreement dated May 31, 2006 between us and ComVest, we paid ComVest an advisory fee of $250,000.

On July 31, 2006, in connection with the closing of the Averion Merger, we purchased all of the outstanding capital stock of Averion Inc. The purchase price paid for the Averion Inc. outstanding capital stock was $25,955,000. In exchange for all such outstanding capital stock of Averion Inc., the Averion Inc. Shareholders received from us, in the aggregate: (i) $5,650,000 in cash; (ii) two year, 8.25% (per annum) promissory notes in the aggregate principal amount of $700,000; (iii) five year, 8.25% (per annum) promissory notes in the aggregate principal amount of $5,700,000; (iv) 45,245,455 shares of our common

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. AVERION MERGER (Continued)

stock priced at $0.11 per share for a value of $4,977,000; and (v) 8,300 shares of our Series E Convertible Preferred Stock, stated value $1,000 per share ($8,300,000). In addition, the Company paid transaction costs of $628,000, including the advisory fee paid to ComVest, and assumed certain liabilities in the aggregate amount of $3,973,890.

The acquired assets and liabilities of Averion Inc. were recorded at their fair market value, pursuant to SFAS No. 141. As the price paid to Averion Inc. exceeded the net fair market values of the assets and liabilities, management, along with an independent valuation specialist, performed an analysis to determine the proper values to be assigned to the intangible assets acquired. Values were assigned to the Averion Inc. contracts, non-compete agreements and trade name. In total, the finite life Intangible assets were assigned a valuation of $4,152,000. Each finite life intangible asset was assigned a useful life ranging from one to ten years, and each specific finite life intangible asset will be amortized based on that life. The total amortization expense related to these intangible assets was $255,000 for the year end December 31, 2006.  In addition, a value of $17,332,570 was assigned to goodwill. In accordance with SFAS No. 141, no amortization is recorded on the goodwill. At December 31, 2006, we had no impairment in the carrying value of our goodwill.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Fair Value of Assets Acquired and Liabilities Assumed
Assets Acquired	$8,444,320
Finite-Life Intangible Assets	4,152,000
Goodwill	17,332,570
Liabilities Assumed	(3,973,890)
Purchase Price	$25,955,000

6. SUPPLEMENTAL PROFORMA INFORMATION (Unaudited)

The results of operations for the year ending December 31, 2006 include the results of Averion Inc. from the date of acquisition, a period of five months. Had we acquired Averion Inc. on January 1, 2006, our total revenues would have been $38,186,000, an increase of $10,930,000 for the year ended December 31, 2006. Our net loss applicable to common stockholders for the year ended December 31, 2006 would have been $9,944,000, an increase in our net loss of $749,000. If we had acquired Averion Inc. on January 1, 2006, our net loss per share would have been $0.05 per basic and fully diluted share, a decrease in our net loss per share of $0.02.

Had we acquired Millennix, Inc. and Averion Inc. on January 1, 2005, our total revenues would have been $41,679,000, an increase of $23,242,000 for the year ended December 31, 2005. Our net loss applicable to common stockholders for the year ended December 31, 2005 would have been $13,531,000, an increase in our net loss of $2,557,000 and our net loss per share applicable to common stockholders would have been $0.12 per basic and fully diluted share, a decrease in the net loss per share of $0.29 per share.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. ACQUISITION OF AVERION EUROPE GMBH

On August 22, 2006, Averion International Corp. completed its acquisition and purchase of all of the stock of Pengetank 253, a German limited liability company located in Darmstadt, Germany, for $38,948 (€30,000.00). Subsequent to the acquisition, the name of Pengetank 253 was changed to Averion Europe GmBH.

8. FINANCING TRANSACTION

In connection with the private placement of shares of our common stock (the “Financing Transaction”) to certain investors on November 28, 2006 (each an “Investor” and collectively, the “Investors”), we entered into the following agreements: (i) a Placement Agency Agreement with our placement agent (the “Placement Agent”) dated October 17, 2006, as amended on November 8, 2006, January 31, 2007 and February 15, 2007 (the “Placement Agency Agreement”); (ii) subscription agreements with the Investors to collectively purchase 27,333,329 shares of our common stock for aggregate gross proceeds to us of $4,100,000, each dated November 28, 2006 (the “Subscription Agreements;”) (iii) a warrant issued to the Placement Agent to purchase 1,366,666 shares of our common stock dated November 28, 2006 (the “the Placement Agent Warrant”); and (iv) lock-up agreements with our officers, directors and certain principal stockholders, each dated November 13, 2006 (the “Lock-Up Agreements”).

Pursuant to the terms of the Placement Agency Agreement, the minimum investment amount necessary in order to conduct a first closing was $4,000,000 (the “Minimum Investment Amount”). On November 28, 2006, the first closing occurred upon receipt of subscriptions from Investors in the aggregate amount of $4,100,000 (the “First Closing”), at which time we issued, in the aggregate, to the Investors 27,333,329 shares of our common stock at a purchase price of $0.15 per share (the “Shares”).

Pursuant to the terms of the Placement Agency Agreement, we could sell shares of common stock in the Financing Transaction in value of up to $10,000,000 at a purchase price of $0.15 per share (the “Maximum Investment Amount”); provided, however, that the Maximum Investment Amount may be increased by $5,000,000 by mutual agreement between us and the Placement Agent. If we sold the Maximum Investment Amount of $10,000,000, we would issue a total of 66,666,666 shares of our common stock pursuant to the Placement Agency Agreement. If both parties agreed to increase the Maximum Investment Amount by $5,000,000 and we sold the Maximum Investment Amount of $15,000,000, we would issue a total of 100,000,000 shares of our common stock pursuant to the Placement Agency Agreement.

Pursuant to the terms of the Placement Agency Agreement, we could conduct subsequent closings in the Financing Transaction until the earlier to occur of: (i) the sale of the Maximum Investment Amount; or (ii) December 31, 2006, which date may be extended at the Placement Agent’s option for up to thirty (30) days provided the sale of the Minimum Investment Amount has been obtained by December 31, 2006 (the “Termination Date”).  The Placement Agency Agreement was amended to extend the time to conduct subsequent closings to March 15, 2007. On March 15, 2007, the Placement Agency Agreement expired. Following the First Closing, we did not consummate a subsequent Financing Transaction closing prior to expiration of the Placement Agency Agreement.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING TRANSACTION (Continued)

In connection with the First Closing, pursuant to the terms of the Placement Agency Agreement, we: (i) paid the Placement Agent a Placement Agent Fee equal to 7.5% of the gross proceeds received in the First Closing, or $307,500; and (ii) issued to the Placement Agent a warrant to purchase that number of shares of our common stock equal to 5% of the common stock sold in the First Closing at an exercise price equal to $0.15 per share, or a warrant to purchase 1,366,666 shares of our common stock (the “Placement Agent Warrants”).

Pursuant to the Subscription Agreements, on November 28, 2006, we agreed to sell, and the Investors agreed to purchase 27,333,329 shares of our common stock for an aggregate purchase price of $4,100,000, at a purchase price of $0.15 per share. The Shares have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration of the Shares or an applicable exemption from the registration requirements.

Pursuant to the Subscription Agreements, we granted the Investors (i) automatic registration rights (the “Automatic Registration Rights”), and (ii) piggyback registration rights, in each case related to the Shares.

Pursuant to the Automatic Registration Rights, we agreed that no later than three (3) months following the final closing (the “Final Closing”) of the Financing Transaction (the “Filing Date”), we would prepare and file a registration statement (the “Registration Statement”) under the Securities Act with the Securities and Exchange Commission (the “SEC”) covering the resale of the Shares, and that we would use our best efforts to cause the Registration Statement to become effective within six (6) months after the Final Closing (the “Effectiveness Date”). In the event that the Registration Statement has not been filed by the Filing Date or has not been declared effective by the Effectiveness Date, we are obligated to pay to each holder of Shares an amount in cash, as liquidated damages and not as a penalty, equal to one percent (1%) of the aggregate purchase price paid by each such holder for the Shares that are then held by each such holder for each thirty (30) day period until such time as the Registration Statement is filed or declared effective, as the case may be.

In addition, in connection with the Financing Transaction, on November 13, 2006, we entered into Lock-Up Agreements with each of the following individuals: Dr. Philip Lavin, Michael Falk, Fred Sancilio, Cecilio Rodriguez, Robert Tucker, Alastair McEwan, Scott Millman, Dr. Gene Resnick, Anthony Allocca, David Schoenfeld, Ellen Schoenfeld Beeks and ComVest (each, a “Securityholder”). In general, the Lock-Up Agreements preclude each of the foregoing individuals from directly or indirectly offering, selling, pledging, contracting to sell (including any short sale), granting any option to purchase, entering into any contract to sell or otherwise disposing of or transferring any shares of our common stock or our other equity securities or any rights, warrants, options or other securities that are convertible into, or exercisable or exchangeable for, our common stock, until the earlier of: (i) the date on which a registration statement covering the Shares and the Placement Agent Warrant is declared effective by the SEC; and (ii) the date on which all of the Shares and shares of common stock underlying the Placement Agent Warrants may be sold in the public market without an effective registration statement under Rule 144(k) of the Securities Act.

On November 20, 2006, we entered into a letter agreement with the Placement Agent that supplements all of the Lock-Up Agreements by providing that in the event that the Placement Agent releases ComVest or an affiliate, from its Lock-Up Agreement to sell any of our securities (the “ComVest

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING TRANSACTION (Continued)

Securities”) at any time or from time to time, then the Placement Agent shall immediately release each Securityholder who has entered into a Lock-Up Agreement with the Placement Agent such that each such Securityholder shall immediately be entitled to sell the same proportion of shares sold by ComVest irrespective of the lock-up provisions contained in Section 1 of each Lock-Up Agreement.

9. PROPERTY AND EQUIPMENT

Property and equipment, including assets acquired from Millennix on November 9, 2005, and from Averion Inc. on July 31, 2006, consisted of the following at December 31, 2006 and 2005:

	2006	2005
Computers and Software	$1,050,976	$350,870
Furniture and Fixtures	190,051	73,692
Internal-Use Software	224,793	221,148
Leasehold Improvements	540,853	17,898
	2,006,673	663,608
Less Accumulated Depreciation	(572,368)	(388,345)
Net Fixed Assets	$1,434,305	$275,263

Depreciation expense, totaled $381,000 and $101,000 during the years ended December 31, 2006 and 2005, respectively.

10. CONVERTIBLE DEBT

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

11. NOTES PAYABLE

We assumed notes payable to Millennix employees as a part of the Millennix acquisition (see Note 4). In addition, as part of the Averion Inc. merger (see Note 5), promissory notes were issued to the Averion Inc. shareholders. These notes, with interest payable monthly at the prime rate of interest (8.25% as of December 31, 2006), mature at various times over the next five years.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. NOTES PAYABLE (Continued)

Aggregate maturities of debt as of December 31, 2006 are as follows:

2007	$978,031
2008	513,795
2011	5,700,000
Total notes payable	$7,191,826

12. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

During September 2005, our stockholders approved the amendment of our Articles of Incorporation to increase the number of authorized shares of our Series A Convertible Preferred Stock to 2,820,000. Subsequent to that approval, 820,000 shares of Series A Convertible Preferred Stock were issued to members of our management team. The issuance of these shares had been approved in 2004, but there were not enough shares authorized to issue the entire amount of shares approved at that time.

During November 2005, all 2,820,000 shares of the issued and outstanding Series A Convertible Preferred Stock were converted into common stock. Upon conversion of these shares, we eliminated the issuance of any future Series A Convertible Preferred Stock.

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

In addition, in connection with the Reincorporation, we filed a Certificate of Designation thereby duly authorizing and creating our Series D Convertible Preferred Stock, (the “Series D Convertible Preferred Stock”) at which time the Senior Secured Convertible Promissory Notes we issued to certain investors in a private placement in November 2005, in the principal amount of $11,500,000 (see Note 3), were automatically converted into 11,500 shares of such Series D Convertible Preferred Stock. Because the number of shares to be issued upon conversion was fixed and determinable at the time of the 2005 Private Placement, and the conversion of the Senior Notes was an event certain to occur given that our Board and stockholders had previously approved the creation of the Series D Convertible Preferred Stock for this purpose, the 2005 Private Placement was recorded as equity at the time of the transaction.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS’ EQUITY (Continued)

The Series D Convertible Preferred Stock was senior in rights, preferences and privileges to the shares of our common stock, including liquidation preferences, rights with respect to the election of members of our Board and certain protective provisions. The holders of our Series D Convertible Preferred Stock were entitled to vote on all matters presented to the holders of our common stock on an as-if-converted to common stock basis. In addition, we were not to enter into certain material transactions, including the declaration of a dividend on the common stock, unless holders holding a majority of the Series D Convertible Preferred Stock had approved such transaction. The holders of our Series D Convertible Preferred Stock were not entitled to receive dividends. Each share of Series D Convertible Preferred Stock was convertible into 14,285.71 shares of our common stock.

The Series D Convertible Preferred Stock was redeemable by the Company at a price per share of $0.001 if all of the following conditions were met: (i) the closing price of our common stock had traded at or above a price equal to $0.30 for a period of twenty (20) consecutive trading days; (ii) we had achieved pre-tax income per share of common stock (calculated on a fully-diluted basis after giving effect to the issuance of the common stock underlying the Series D Convertible Preferred Stock, and using the Treasury Method for options and warrants) of at least $.015 per share for the prior trailing four quarters (excluding any non-recurring extraordinary expenses); and (iii) a majority of the independent non-employee members of our Board had approved the redemption of the Series D Convertible Preferred Stock.

ComVest, in connection with the private placement of our senior secured convertible promissory notes and warrants to purchase our common stock, acquired a right to purchase additional shares of our Series D Convertible Preferred Stock at a purchase price of up to $5,000,000 and received warrants to purchase up to an additional 35,714,275 shares of common stock that expired on May 9, 2006 (the “ComVest Option”). On May 8, 2006, the expiration of ComVest Option was extended to November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest was entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares. In connection with this transaction the call option was reduced and the offset was recorded to additional paid in capital. On July 31, 2006, ComVest exercised the ComVest Option in full. On July 31, 2006, in connection with the exercise of the ComVest option, pursuant to the terms of the Purchase Agreement, we paid ComVest a closing fee equal to two and a half percent (2.5%) of the gross proceeds received by us upon exercise of the ComVest Option, or $125,000.

In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” our Series D Convertible Preferred Stock included a beneficial conversion feature. The embedded financial conversion feature was computed at approximately $4,069,022 to the preferred stockholders, as the conversion feature was immediately exercisable, and was treated as a dividend to the preferred stockholders. The dividend resulted in an increase to the loss available to common shareholders for earnings per share purposes.

The Series E Convertible Preferred Stock

On June 28, 2006, our Board approved the creation of the Series E Convertible Preferred Stock. Our Board authorized up to 8,300 shares of Series E Convertible Preferred Stock. A Certificate of Designation setting forth the rights, preferences and privileges of the Series E Convertible Preferred Stock was filed with the Secretary of State of the State of Delaware on July 28, 2006 (the “Certificate of Designation”). The Series E Convertible Preferred Stock was senior in rights, preferences and privileges to the shares of our common stock and pari passu with our Series D Convertible Preferred Stock, except that the Series E

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS’ EQUITY (Continued)

Convertible Preferred Stock did not have: (i)  protective voting provisions; (ii)  anti-dilution rights; or (iii) the right to vote as a separate class to elect members to our Board.

The holders of Series E Convertible Preferred Stock were entitled to receive the stated value of $1,000 for each share of Series E Convertible Preferred Stock, subject to standard and customary anti-dilution adjustments, in a “liquidation event” as defined in the Certificate of Designation. Each share of Series E Convertible Preferred Stock, was convertible at the option of the holder into 9,090.91 shares of our common stock, subject to standard and customary anti-dilution adjustments. The holders of Series E Convertible Preferred Stock were entitled to vote on all matters presented to the holders of common stock on an as-if-converted to common stock basis. As part of the consideration paid in conjunction with the completion of the Averion Merger, all 8,300 shares of Series E Convertible Preferred Stock were issued (see Note 5).

Series D and Series E Preferred Stock Conversions

As a condition precedent to the Financing Transaction (see Note 8) simultaneously with the First Closing, all of the shares of our Series D Convertible Preferred Stock that were then outstanding and all of the shares of our Series E Convertible Preferred Stock that were then outstanding were automatically converted into shares of our common stock in accordance with the terms of the Certificate of Designation related to such preferred stock (the “Preferred Stock Conversion”).

Prior to the Financing Transaction, we had: (i) 16,500 shares of our Series D Convertible Preferred Stock outstanding, which at the First Closing automatically converted into 235,714,214 shares of our common stock at a conversion ratio of 14,285.71 shares of common stock for each share of Series D Convertible Preferred Stock outstanding; and (ii) 8,300 shares of our Series E Convertible Preferred Stock outstanding, which at the First Closing automatically converted into 75,454,551 shares of our common stock at a conversion ratio of 9090.91 shares of our common stock for each share of Series E Convertible Preferred Stock outstanding. As a result of the Financing Transaction, the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock were retired and cancelled in accordance with our Certificate of Incorporation.

Common Stock

During September 2005, our stockholders approved the amendment of our Articles of Incorporation to increase the number of authorized shares of our common stock to 250,000,000. On May 2, 2006, as a part of the reincorporation into the State of Delaware, stockholders approved the increase of the number of authorized shares of common stock to 650,000,000.

During 2005, shares of common stock were issued as follows:

•       83,330 shares to SBI USA as payment for investment banking consulting services valued at $62,500.

•       500,000 shares to our former Vice President of Sales for services rendered at a value of $200,000.

•       1,760,868 shares as a result of the exercise of warrants previously granted to individuals associated with the April 2004 reverse merger.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS’ EQUITY (Continued)

•       125,510 shares to an outside consultant for his assistance related to the acquisition of the debt with Laurus at a value of $31,378.

•       28,200,000 shares as a result of the conversion of Series A Preferred Stock.

•       10,416,667 shares to the sole shareholder of Millennix.

•       362,500 shares with a value of $65,250 that were issued to a consultant that assisted with the Millennix acquisition.

Additionally in December 2005, in connection with the 2005 Private Placement, the Company issued warrants to purchase up to an additional 82,142,832 shares of Company’s common stock at an exercise price of $0.10 per share.

During 2006, in connection with the exercise of the ComVest Option, we issued warrants to ComVest to purchase up to an additional 32,142,829 shares of our common stock at an exercise price of $0.10 per share.

Additionally, we issued: (i) 45,245,455 shares of common stock in connection with the Averion Merger (see Note 5); (ii) 4,285,714 shares of common stock at an average price $0.20 per share, to be issued to Millennix, Inc. on January 1, 2009, in connection with the amended Asset Purchase Agreement for substantially all of the assets of Millennix (see Note 4); and (iii) 27,333,329 shares of our common stock to certain investors for aggregate gross proceeds to us of $4,100,000 and aggregate net proceeds to us of $3,614,000 after deducting the Placement Agent Fee of $307,500, and other associated costs, in connection with the Financing Transaction (see Note 8).

Further, we issued a warrant to the Placement Agent to purchase up to 1,366,666 shares of our common stock at an exercise price of $0.15 per share during 2006. The warrant may be exercised at any time until November 28, 2011 (See Note 3).

13. SHARE-BASED COMPENSATION

On April 29, 2005, we adopted the “2005 Equity Incentive Plan” (the “Plan”) to provide a means by which to retain and maximize the services of employees, directors and consultants. The Plan is intended to generate proceeds from the sale of common stock pursuant to Stock Awards, which are comprised of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock Awards and stock bonuses, to such persons on the terms and conditions set forth in the Plan. An aggregate of 7,500,000 shares of our common stock were initially reserved for issuance pursuant to awards under the Plan. Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of three to five years. The Plan was approved by our stockholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 25,000,000. On June 15, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 50,000,000. On August 14, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 100,000,000 effective September 21, 2006.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED COMPENSATION (Continued)

On September 29, 2006, the Company granted Alastair McEwan, a Director of the Company and member of the Executive Committee of the Board of Directors, a Nonstatutory Stock Option to purchase 3,000,000 shares of common stock at an option price of $0.19 cents per share, in consideration for his service provided to the Company’s Board. On September 29, 2006, the Company granted Fred Sancilio, a Director of the Company and member of the Executive Committee of the Board of Directors, a Nonstatutory Stock Option to purchase 10,000,000 shares of common stock at an option price of $0.19 cents per share, in consideration for his service provided to the Company’s Board. Each option granted to Mr. McEwan and Mr. Sancilio will vest at a rate of twenty-five percent (25%) per year on each anniversary of the date of the grant until fully vested. The vesting of each such option will cease on the date that either Mr. McEwan or Mr. Sancilio, respectively, resigns from the Executive Committee or is removed from the Executive Committee for Cause, as defined  in each option agreement, without regard to whether Mr. McEwan or Mr. Sancilio continues to be a member of our Board; provided, however, that Mr. McEwan and Mr. Sancilio will not be required to exercise the vested portion of their option until such time as their continuous service with us, whether as an employee, director or consultant, has ceased. In the event either Mr. McEwan or Mr. Sancilio is removed from the Executive Committee without Cause, their option will continue to vest for so long as each continues to provide services to us in accordance with the terms of the Plan.

The exercise price of options must be at least equal to the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant.

During the first quarter of fiscal 2006 the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) and related pronouncements SFAS No. 123R. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No.107”) providing supplemental implementation guidance for SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

For the year ending December 31, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $172,000 or $0.00 on a basic and diluted earnings per share basis. The adoption of SFAS No. 123R did not have a net impact on cash flows from operating, investing or financing activities.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of its stock options granted to employees generally equaled the fair market value of the underlying stock at the time of grant.

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED COMPENSATION (Continued)

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. The Company uses historical data to estimate pre-vesting option forfeitures. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma disclosures under SFAS No. 123.

The grant date fair value of each stock option is based on the underlying price on the date of grant and is determined using an option pricing model. The option pricing model requires the use of estimates and assumptions as to (a) the expected volatility of the price of the stock underlying the stock option (b) the expected life of the option (c) the risk free rate for the expected life of the option and (d) forfeiture rates. The Company is currently using the Black-Scholes option pricing model to determine the grant date fair value of each stock option.

Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

The Company estimates the expected term of options granted to be 4 years by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB No. 107. The Company estimates the volatility of its common stock to be 85% by using its historical volatility that the Company believes is the best representative of its future volatility in accordance with SAB 107. For the year ended December 31, 2006, the risk-free interest rate, 4.61%, was based upon U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model. The company used a forfeiture rate of 50%. The options granted have a contractual term of ten years.

A summary of stock option activity is presented below:

	Shares	Range of Exercise prices	Approximate Weighted- average exercise price
Outstanding at December 31, 2004	—	—	—
Granted	17,475,473	$0.17-0.25	$0.18
Exercised	—	—
Cancelled	(98,847)	$0.17-0.25	$0.25
Outstanding at December 31, 2005	17,378,626	$0.17-0.25	$0.18
Granted	19,321,500	$0.09-0.16	$0.16
Exercised	—	—	—
Cancelled	(7,490,998)	$0.10-0.25	$0.18
Outstanding at December 31, 2006	29,209,128	$0.09-0.25	$0.17
Exercisable at December 31, 2006	7,531,136	$0.16-0.25	$0.18

The weighted-average fair value of options granted during the years ended December 31, 2006 and 2005 using the Black-Scholes method was $0.10 and $0.11 per share, respectively. The weighted-average remaining contractual life of the

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED COMPENSATION (Continued)

options outstanding at December 31, 2006 was 9.33 years. The weighted-average remaining contractual life of exercisable options at December 31, 2006 was 8.8 years. The fair value of the options vested during the years ended December 31, 2006 and 2005 was $276,000 and $563,000, respectively.

As a result of the Company’s adoption of SFAS No. 123R, the Company recorded stock-based compensation expense of  $173,000 for the year ended December 31, 2006.  As of December 31, 2006, there was $829,000 of total unrecognized compensation cost related to unvested share based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.9 years. The intrinsic value of options outstanding at December 31, 2006 was $305,000.

At December 31, 2006, 70,790,872 shares remained available for future issuance or grant under the Plan. The Company has a policy of issuing new shares to satisfy share option exercises.

At December 31, 2005 as required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for grants under the fixed option plan were: average risk-free interest rate of 4.4%, dividend yield of 0%, average expected life of 3.7 years, and a volatility rate of 85%.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per common share were as follows for December 31, 2005:

Dec 31, 2005
Net loss applicable to common stockholders as reported:	$(10,974,622)
Add: Stock-based employee compensation expense included in net loss	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(424,413)
Pro forma net loss applicable to common stockholders	$(11,399,035)
Net loss per share:
As reported—Basic and Diluted	$(0.41)
Pro forma—Basic and Diluted	$(0.43)

14. EARNINGS PER SHARE

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our Plan. Stock options and warrants outstanding are not included in the table below because of their anti-dilutive effect for years ended December 31, 2006 and 2005.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EARNINGS PER SHARE (Continued)

Net Income (Loss) Per Common Share & Common Equivalent Share for year ended December 31:

	2006	2005
Net loss	$(9,195,190)	$(10,974,622)
Weighted average number of common shares outstanding used in computing basic earnings per share	129,020,037	26,714,667
Dilutive effect of stock options and warrants outstanding	—	—
Weighted average shares used in computing diluted earnings per share	129,020,037	26,714,667
Basic loss per share	$(0.07)	$(0.41)
Diluted loss per share	$(0.07)	$(0.41)

15. LEASES

During 2004, we entered into a capital lease obligation totaling $20,000. This leased equipment is being amortized over five years and has accumulated depreciation of $7,500 and $5,000 at December 31, 2006 and 2005, respectively. During 2006, we entered into a capital lease obligation totaling $68,000. This leased equipment is being amortized over three years and has accumulated depreciation of $12,000 at December 31, 2006.

Future minimum lease payments on the capital lease obligation at December 31, 2006 are as follows:

For the year ending December 31,
2007	$33,393
2008	33,393
2009	12,568
Total	79,354
Less amount representing interest	(10,808)
Present value of capital lease payments	$68,546

The Company also leases various office facilities and equipment under operating leases that expire over the next six years, including new facility leases entered into during 2006. At December 31, 2006, including the new space, we are obligated under non-cancelable operating leases with future minimum rentals as follows:

For the year ending December 31,
2007	$1,767,922
2008	1,672,856
2009	1,643,967
2010	1,599,629
2011	1,520,639
Thereafter	1,230,054
Total	$9,435,067

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LEASES (Continued)

Rent expense was $1,363,000 and $167,000 for the years ended December 31, 2006 and 2005, respectively.

16. REPORTABLE SEGMENTS

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting business segment information. We operate in two business segments: clinical research and staffing services and serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

Our clinical research segment assists our clients with strategic and regulatory planning, clinical trial design and protocol development, investigator qualification and recruitment, site identification and management, clinical trial implementation and management, data management, biometrics and reporting. We have the resources to directly implement or manage Phase I through Phase IV clinical trials and have clinical trial experience across a wide variety of therapeutic areas such as oncology, dermatology, nephrology and medical devices.  Our staffing services segment assists our clients by providing them the expertise necessary to evaluate, structure, implement and maintain effective quality programs and processes that ensure compliance with FDA regulations throughout the product development and manufacturing lifecycle.

We included the cost of corporate accounting, legal, investor relations, insurance, board expenses and Securities Exchange Commission filing and compliance and share based compensation in our corporate operating expenses during 2006. These amounts are included in SG&A in the Consolidated Statements of Operations. We included certain cash equivalents in our corporate assets. The segment data for the years ended December 31, 2006 and 2005 includes operating results for Averion Inc. and Millennix from the date of their respective mergers.

The segment data is as follows:

	For the Year-ended Dec. 31,
	2006	2005
Total revenues:
Clinical research	$14,564,907	$669,671
Staffing services	12,690,700	17,768,013
Total revenues	$27,255,607	18,437,684
Operating loss:
Clinical research	$(1,817,387)	$(69,666)
Staffing services	(370,761)	(1,046,628)
Corporate	(2,963,087)	—
Total operating loss	$(5,151,235)	$(1,116,294)

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. REPORTABLE SEGMENTS (Continued)

	December 31, 2006	December 31, 2005
Total assets:
Clinical research	$36,098,833	$5,042,838
Staffing services	2,055,657	2,670,982
Corporate	6,607,098	6,531,487
Total assets	$44,761,588	$14,245,307

17. COMMITMENTS AND CONTINGENCIES

Sinutko v. IT&E International.   On February 7, 2006, David Sinutko filed an action titled Sinutko v. IT&E International, Case No. 861011 in the Superior Court of the State of California, County of San Diego against us. Mr. Sinutko alleges he owns and operates POI, Inc., (Mr. Sinutko and POI, Inc. will be collectively referred to as “Sinutko”). Under a letter agreement POI had with us, Mr. Sinutko claimed he was owed in excess of $550,000 (plus attorneys fees and costs) from us as a commission for alleged services provided to us related to our recent private placement of senior secured convertible promissory notes. Mediation was held on October 24, 2006, pursuant to which the parties agreed to resolve the matter informally. We paid Sinutko $250,000 in exchange for a dismissal of the lawsuit with prejudice and a mutual general release of all claims.

Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10.   On or about July 26, 2006, Daniel Rhodes and Michael Ruchman filed the action styled Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10, Case No. 869780 in the Superior Court of the State of California, County of San Diego. The plaintiffs claim they are the assignees of a company, RCA, that had a contract with IT&E to provide and cultivate client and consulting leads for a fee of $2,900 per week. The plaintiffs claim that RCA also had an oral contract from Mr. Alberts to pay a 3% finders fee for identifying acquisition candidates, and that as a result of the merger of IT&E with Averion Inc., in excess of $750,000 is due to RCA under this oral contract. The lawsuit also alleges fraud. On February 6, 2007, the plaintiff filed a request to dismiss the action with prejudice in exchange for a waiver of costs by the Company and Mr. Albert.

Perez v. Averion.   Anthony Perez, a former employee of ours, made a claim against us alleging unpaid wages and unlawful treatment as an employee of ours. On October 4, 2006, Mr. Perez’s attorney proposed a settlement offer to us, which would include the payment of unpaid overtime Mr. Perez alleged was due him and a severance package. We settled the claim with Mr. Perez for $16,000. The settlement did not have a material financial impact on our financial statements or our results of operations.

Additionally, we are involved in various other legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

18. INCOME TAXES

Significant components of our net deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are shown below. As required by FASB Statement No. 109, “Accounting for Income Taxes”, (“SFAS 109”), the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result a valuation allowance of approximately $2,973,000 and $957,000 was established at December 31, 2006 and 2005, respectively.

	December 31, 2006	December 31, 2005
Deferred tax accounts:
Net operating loss carryforwards	$2,609,005	$1,013,415
Depreciation and amortization.	(42,766)	(86,324)
481(a) adjustment	(126,264)	(252,529)
Bad debt reserve	68,036	—
Accrued liabilities and other	464,743	282,888
Total deferred tax asset	2,972,754	957,450
Valuation allowance	(2,972,754)	(957,450)
Net deferred tax assets	$—	$—

As of December 31, 2006 and 2005, we had federal and state tax net operating loss carryforwards of approximately $6,550,000 and $6,128,000, respectively. The federal and state tax loss carryforwards will begin expiring in 2025 and 2010, respectively, unless previously utilized.

Ownership changes, as defined in the Internal Revenue Code, have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The Company has had a cumulative change in ownership of more than 50% during the year ended December 31, 2006. As such, pursuant to Section 382 of the Internal Revenue Code, annual use of our net operating losses may be limited.

In June 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which is an interpretation of SFAS 109. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements and results of operations. FIN No. 48 is effective for the Company’s quarter ending March 31, 2007.

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations for the year ended December 31:

	2006	2005
Federal income tax at statutory rate	$(1,613,720)	$(1,143,558)
State income tax, net federal effects	(276,706)	(196,087)
Change in valuation allowance	2,015,304	957,451
Other	(124,878)	(58,447)
Total provision	$—	$(440,641)

AVERION INTERNATIONAL CORP., (Formerly, IT&E INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMPREHENSIVE LOSS

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	December 31, 2006	December 31, 2005
Net Loss	$(9,195,190)	$(10,974,622)
Foreign currency translation adjustment	(7,075)	—
Comprehensive Loss	$(9,202,265)	$(10,974,622)

20. PROFIT SHARING PLANS

We sponsor a 401(k) retirement savings plan for eligible employees. Employees may elect to contribute to the plan in amounts that will not exceed the total amount allowed by the Internal Revenue Code for all contributions to qualified plans. The plan does provide for discretionary contributions by the Company. The Company made $123,000 in matching contributions to the Company’s 401(k) plan for the year ended December 31, 2006. There were no contributions made by the Company to the plan for the year ended December 31, 2005. The Company is currently making matching contributions in 2007.

21. RELATED PARTY TRANSACTIONS

We entered into a Financial Advisory Agreement with ComVest Advisors, LLC, an affiliate of ComVest, to assist us with matters related to our operations and our future strategies. The agreement was terminated in July 2006. During 2006 and 2005, ComVest was paid $106,000 and $39,000 for these services, respectively. In 2006, we paid Commonwealth Associates, LP, an affiliate of ComVest, a placement fee of $307,500. In 2006, we paid $108,000 to SCI Inc., an entity controlled by a Director of the Company, for consulting expenses. In addition, we paid a director of the Company an aggregate of $150,000 for his services as a consultant to the Company and as interim CEO of our staffing services business segment during 2006.

22. SUBSEQUENT EVENTS

On February 15, 2007, we implemented plans to reduce our workforce in order to improve operating efficiencies across our business. These changes will allow us to better compete in the marketplace. Under such plans, our active U.S. CRO employee base declined by approximately 13%. As a result of these plans, we expect to incur restructuring charges in the quarter ended March 31, 2007 related to one-time employee related costs of approximately $700,000.

In connection with the private placement of shares of our common stock, we previously entered into a Placement Agency Agreement with our placement agent dated October 17, 2006, as amended on November 8, 2006 and further amended on January 31, 2007 and February 15, 2007 (the “Placement Agency Agreement”).

The offering period for the Private Placement was to terminate on February 15, 2007 (the “Offering Period”), however, on February 15, 2007, we entered into an Amendment to the Placement Agency Agreement with the Placement Agent to extend the Offering Period to March 15, 2007. The remainder of the Placement Agency Agreement remained unchanged. The Offering Period terminated on March 15, 2007.

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

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-KSB, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-KSB. During the course of our evaluation of our controls, we advised the audit committee of our Board that we had identified certain issues that on an accumulated basis rose to the level of a “material weakness” in our disclosure controls and related internal controls. A “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Specifically, we identified the following items that each individually constitute a significant deficiency and collectively constitute a material weakness:

•       Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of GAAP and insufficient personnel to provide effective oversight and review of financial transactions and reporting responsibilities of an SEC registrant;

•       Inadequate controls within the general ledger system to provide a reliable audit trail without adequate compensating controls due to a lack of segregation of duties within the accounting department and extensive manual processes and procedures;

•       Ineffective or inadequate accounting policies to ensure the proper and consistent application of GAAP throughout the organization;

•       Ineffective or inadequate controls over the timing of the recognition of revenue; and

•       Inadequate integration of the financial reporting with respect to the newly acquired businesses.

Due to the foregoing items and potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

To address the material weakness described above, we have already hired additional personnel into our accounting and finance department and presently intend to take the following remedial actions:

•       Provide for greater segregation of duties within the accounting and finance department;

•       Obtain more robust accounting software to enable us to more effectively provide a reliable audit trail and eliminate manual processes and procedures; and

•       Disseminate critical accounting policies to the accounting staff and senior managers.

As we continue to evaluate and review our remediation process, we may modify our present intentions and conclude that additional or different actions would better serve the remediation of our material weakness. We expect that the remediation of our material weakness as described above will be substantially implemented and addressed during 2007. The material weaknesses will not be completely remediated until the applicable remedial measures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

Internal Controls over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, we do intend to take remedial action related to our material weaknesses described above which may result in a significant change to our internal controls over financial reporting in the future.

ITEM 8B.       OTHER INFORMATION

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning the directors of the Company is incorporated by reference to the section entitled “Election of Directors” that we intend to include in the Proxy Statement. Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by our Annual Report on Form 10-KSB.

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

ITEM 12.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning “Certain Relationships, Related Transactions and Director Independence” is incorporated by reference to the section entitled “Certain Relationships, Related Transactions and Director Independence” that we intend to include in the Proxy Statement.

ITEM 13.         EXHIBITS

Exhibit	Description
2.1	Asset Purchase Agreement dated November 9, 2005 between the Company, Millennix, Inc. and Gene Resnick, M.D.(1)
2.2	Agreement and Plan of Merger between the Company and IT&E International Group, Inc.(2)
2.3

Agreement and Plan of Merger dated June 30, 2006 between the Company, IT&E Merger Sub, Inc., and IT&E Acquisition Co., Inc., on the one hand, and Averion Inc. and Averion Inc.’s shareholders, on the other hand(3)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
3.3	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock(2)
3.4	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock(3)
3.5	Certificate of Amendment to Certificate of Incorporation(4)
4.1	Secured Convertible Term Note issued to Laurus Master Fund, Ltd.(5)
4.2	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd.(5)
4.3	Registration Rights Agreement dated October 18, 2004 between the Company and Laurus Master Fund, Ltd.(5)
4.4	Form of Senior Secured Convertible Promissory Note issued in connection with the November 2005 Private Placement(1)
4.5	Form of Warrant issued in connection with the November 2005 Private Placement(1)
4.6	Form of two year Subordinated Promissory Note issued in connection with the Averion acquisition(3)
4.7	Form of five year Subordinated Promissory Note issued in connection with the Averion acquisition(3)
4.8

Form of Subordinated Promissory Note issued in connection with Amendment to Asset Purchase Agreement dated September 6, 2006 by and among IT&E International Group, Inc., Millennix, Inc. and Gene Resnick, M.D.(6)

4.9	Form of Placement Agent Warrant issued in connection with the October 2006 Private Placement*
10.1	Securities Purchase Agreement dated October 18, 2004 between the Company and Laurus Master Fund, Ltd.(7)
10.2	Omnibus Amendment dated August 4, 2005 between the Company and Laurus Master Fund, Ltd.(8)
10.3	Omnibus Amendment No. 2 dated October 6, 2005 between the Company and Laurus Master Fund, Ltd.(9)
10.4	Amendment dated November 9, 2005 between the Company and Laurus Master Fund, Ltd.(1)

10.5	Securities Purchase Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional purchasers set forth on the signature pages thereto(1)
10.6	Registration Rights Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional purchasers set forth on the signature pages thereto(1)
10.7	Security Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional secured parties set forth on the signature pages thereto(1)
10.8	Form of Officer, Director and Security holder Lock-Up Agreement issued in connection with the November 2005 Private Placement(1)
10.9	Indemnity Escrow Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)
10.10	Registration Rights Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)
10.11	Employment Agreement dated November 9, 2005 between the registrant and Peter Sollenne(1)
10.12	Employment Agreement dated November 9, 2005 between the registrant and Anthony Allocca(1)
10.13	Employment Agreement dated November 9, 2005 between the registrant and Kelly Alberts(1)
10.14	Employment Agreement dated November 9, 2005 between the registrant and David Vandertie(1)
10.15	Employment Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)
10.16	Advisory Agreement dated November 9, 2005 between the Company and ComVest Advisors LLC(10)
10.17	2005 Equity Incentive Plan, as amended(2)
10.18	Form of Stock Option Agreement under the 2005 Equity Incentive Plan(11)
10.19	Form of Officer and Director Indemnity Agreement(12)
10.20	Employment Letter dated March 13, 2006 between the Company and Michael L. Jeub(13)
10.21	Employment Agreement dated May 1, 2006 between the Company and Alastair McEwan(14)
10.22	Amendment No. 1 to Securities Purchase Agreement dated May 8, 2006 between the Company, ComVest Investment Partners II LLC and the additional purchasers set forth on the signature pages thereto(15)
10.23	Lease Agreement dated February 2006 between the Company and 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue, LLC(16)
10.24	Amendment to Registration Rights Agreement dated July 31, 2006 between the Company, ComVest Investment Partners II LLC and the additional parties set forth in the signature pages thereto(3)
10.25	Registration Rights Agreement dated July 31, 2006 between the Company and the additional purchasers set forth in the signature pages thereto(3)
10.26	Form of Officer, Director and Securityholder Lock-Up Agreement issued in connection with the Averion acquisition(3)

10.27	Non-Compete and Non-Solicitation Agreement dated July 31, 2006 between the Company and Dr. Philip T. Lavin(3)
10.28	Employment Agreement dated July 31, 2006 between the Company and Dr. Philip T. Lavin(3)
10.29	Amendment to Asset Purchase Agreement dated September 6, 2006 by and among IT&E International Group, Inc., Millennix, Inc. and Gene Resnick, M.D.(6)
10.30	Amendment to Employment Agreement dated September 6, 2006 between IT&E International Group, Inc. and Gene Resnick, M.D.(6)
10.31	2005 Equity Incentive Plan, as amended September 21, 2006(4)
10.32	Employment Agreement dated January 11, 2007 between the Company and Christopher Codeanne(17)
10.33	Placement Agency Agreement dated October 17, 2006 between the Company and Commonwealth Associates, L.P.*
10.34	Amendment to Placement Agency Agreement dated November 8, 2006 between the Company and Commonwealth Associates, L.P.*
10.35	Form of Subscription Agreement related to the October 2006 Private Placement.*
10.36	Form of Officer, Director and Securityholder Lock-up Agreement related to the October 2006 Private Placement.*
10.37	Supplement to Lock-Up Agreements dated November 20, 2006 related to the October 2006 Private Placement.*
10.38	Escrow Agreement dated November 8, 2006 by and among the Company, American Stock Transfer & Trust Company and Commonwealth Associates, L.P.*
10.39	Amendment to Placement Agency Agreement dated January 31, 2007 between the Company and Commonwealth Associates, L.P.*
10.40	Amendment to Placement Agency Agreement dated February 15, 2007 between the Company and Commonwealth Associates, L.P.*
14.1	Code of Business Conduct and Ethics*
21.1	Subsidiaries*
23.1	Consent of Schneider Downs & Co., Inc.*
31.1	Certification of our Chief Executive Officer, pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of our Chief Financial Officer, pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).*
32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).*

*Filed Herewith.

       (1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2005.

       (2) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 6, 2006.

       (3) Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2006.

       (4) Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 22, 2006.

       (5) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2004.

       (6) Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 12, 2006.

       (7) Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 22, 2004.

       (8) Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005.

       (9) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2005.

(10) Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A filed on January 4, 2006.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2005.

(12) Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB filed on March 31, 2006.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 11, 2006.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2006.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 11, 2006.

(16) Incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2006.

(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning “Principal Accountant Fees and Services” is incorporated by reference to the section entitled “Principal Accountant Fees and Services” that the Company intends to include in the Proxy Statement.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERION INTERNATIONAL CORP.
(Registrant)
Date: March 30, 2007	By:	/s/ DR. PHILIP LAVIN
Dr. Philip Lavin
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Philip Lavin as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DR. PHILIP LAVIN	Chief Executive Officer (principal executive officer)	March 30, 2007
Philip Lavin
/s/ CHRISTOPHER CODEANNE	Chief Financial Officer (principal financial and	March 30, 2007
Christopher Codeanne	accounting officer)
/s/ MICHAEL FALK	Chairman and Director	March 30, 2007
Michael Falk

/s/ FRED SANCILIO	Vice Chairman and Director	March 30, 2007
Fred Sancilio
/s/ ROBERT TUCKER	Director	March 30, 2007
Robert Tucker
/s/ CECILIO RODRIGUEZ	Director	March 30, 2007
Cecilio Rodriguez
/s/ ALASTAIR MCEWAN	Director	March 30, 2007
Alastair McEwan