Form 10QSB
period 2007-03-31
Averion International Corp.
filed 2007-05-15
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-50095

AVERION INTERNATIONAL CORP.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4354185
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Turnpike Road, Southborough, Massachusetts	01772
(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock, $0.001 par value per share, 650,000,000 shares authorized, 498,503,831 issued and outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As prescribed by Item 310 of Regulation S-B, the unaudited interim financial statements have been prepared to reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented and are of a normal and recurring nature. Our unaudited financial statements for the three months ended March 31, 2007, follow.

AVERION INTERNATIONAL CORP.
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,785,475	$8,097,577
Accounts receivable (net of allowance for doubtful accounts of $157,702 and $170,798 for 2007 and 2006, respectively)	3,980,341	5,788,398
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,534,212	1,907,745
Prepaid and other current assets	663,939	808,683
Total Current Assets	12,963,967	16,602,403
Property and equipment, net	1,528,337	1,434,305
Goodwill	21,967,579	21,967,579
Finite life intangibles (net of accumulated amortization of $769,604 and $570,041 for 2007 and 2006, respectively)	4,413,396	4,612,959
Deposits	143,094	144,342
Total Assets	$41,016,373	$44,761,588

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$645,633	$956,175
Accrued payroll and employee benefits	1,030,394	1,299,342
Current portion of capital lease obligations	27,519	26,910
Current portion of notes payable	992,041	978,031
Customer Advances	793,325	1,043,384
Billings in excess of costs and estimated earnings on uncompleted contracts	2,417,857	3,985,114
Deferred rent	546,656	557,163
Other accrued liabilities	1,800,274	1,098,136
Total Current Liabilities	8,253,699	9,944,255
Long-term capital lease obligations, less current portion	34,700	41,636
Notes payable, less current portion	6,035,398	6,213,795
Total Liabilities	14,323,797	16,199,686

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.001 par value, 650,000,000 shares authorized, 498,378,831 shares issued and outstanding	$498,379	$498,379
Convertible warrants	164,000	164,000
Common stock to be issued	852,363	837,363
Additional paid-in capital	35,535,038	35,466,055
Other comprehensive loss	(16,654)	(7,075)
Retained deficit	(10,340,550)	(8,396,820)
Total Stockholders’ equity	26,692,576	28,561,902
Total Liabilities and Stockholders’ Equity	$41,016,373	$44,761,588

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2007	2006
Net service revenue	$8,803,675	$4,638,976
Reimbursement revenue	488,094	319,752
Total revenue	9,291,769	4,958,728

Operating expenses:
Direct expenses	5,923,574	3,502,900
Reimbursable out-of-pocket expenses	488,094	319,752
Sales, general and administrative expenses	3,626,832	2,056,351
Depreciation and amortization expense	378,540	110,334
Restructuring charges	770,484	—
Total operating expenses	11,187,524	5,989,337
Net operating loss	(1,895,755)	(1,030,609)

Other income (expense):
Interest income	97,235	64,041
Interest expense	(147,268)	(9,389)
Other	2,058	—
Total other income (expense)	(47,975)	54,652

Loss before income taxes	(1,943,730)	(975,957)
Income taxes	—	—
Net loss	$(1,943,730)	$(975,957)
Weighted average number of common shares outstanding - basic and fully-diluted	498,378,831	60,448,875
Net loss per share - basic and fully-diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Mar 31, 2007	Mar 31, 2006
Cash flows from operating activities
Net loss	$(1,943,730)	$(975,957)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	178,975	31,083
Amortization of finite life intangibles	199,565	79,251
Amortization of deferred rent	(10,507)	(2,257)
Bad debt expense	91,000	—
Stock based compensation	83,984	110,339
Changes in assets and liabilities:
Accounts receivable, net	1,717,057	316,204
Costs and estimated earnings in excess of related billings on uncompleted contracts	374,273	(289,967)
Prepaid and other current assets	216,133	(78,624)
Deposits	—	(103,185)
Accounts Payable	(313,639)	506,799
Accrued payroll and employee benefits	(270,024)	383,631
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,817,528)	348,827
Other accrued liabilities	527,821	(61,744)
Net cash (used) provided by operating activities	(966,620)	264,400

Cash flows from investing activities
Purchase of property and equipment	(157,869)	(4,945)
Other	(5,676)	—
Net cash used by investing activities	(163,545)	(4,945)

Cash flows from financing activities
Payments on capital lease obligation	(317)	(844)
Payments on notes payable	(170,399)	(18,254)
Net cash used by financing activities	(170,716)	(19,098)
Effect of exchange rate changes on cash	(11,221)	—

Net (decrease) increase in cash and cash equivalents	(1,312,102)	240,357
Cash and cash equivalents, beginning of period	8,097,577	6,414,770
Cash and cash equivalents, end of period	$6,785,475	$6,655,127

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS

NATURE OF BUSINESS

Averion International Corp. and its consolidated subsidiaries are referred to throughout this report as “we,” “us,” “our,” and the “Company.”

Averion International Corp. was organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International Corporation and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group. In November 2005, we acquired the assets of Millennix, Inc. (“Millennix”), a contract research organization (“CRO”) that provides comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology. On March 2, 2006, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc. On July 31, 2006, we acquired Averion Inc., a CRO that provides clinical research services for Phase I through Phase IV clinical trials, with a focus in medical devices, oncology, dermatology, nephrology and other complex medical conditions. In addition, we expanded our CRO operations into Europe in August 2006, when we started our European operation with the acquisition of Pengetank 253.  Subsequent to the acquisition, the name of Pengetank 253 was changed to Averion Europe GmBH.  On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our name to Averion International Corp.  In connection with our name change, our stock trading symbol was changed from “ITER.OB” to “AVRO.OB.”

We are a CRO focused on providing our clients with services and solutions throughout the drug development process. We operate in two business segments: clinical research and staffing services. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

2.                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended March 31, 2007 and 2006, respectively,  should be read in conjunction with the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006,  filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007.  These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations.  All adjustments are of a normal and recurring nature unless otherwise noted.  These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (“GAAP”) and in accordance with the applicable rules of the SEC, but do not include all of the information and disclosures required by GAAP for complete financial statements.  The operating results for the three months ended March 31, 2007 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2007.

Certain amounts in the December 31, 2006 financial statements and in the March 31, 2006 unaudited financial statements have been reclassified to conform to the presentation of the March 31, 2007 financial statements.

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

REVENUE RECOGNITION

Revenues are primarily recognized on a time-and-materials or percentage-of-completion basis.  Revenues are recognized when the following four criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured.

Service revenues from time-and-materials arrangements are generally recognized as hours are worked, multiplied by the applicable hourly rate.  Service revenues from unit based and fixed price arrangements are generally recognized on a percentage-of-completion basis.  Under all arrangement types, original contract estimates may require modifications due to revisions in the scope of work or other factors.  Modified amounts are included in revenue when the work is performed and realization is assured.  Costs are not deferred in anticipation of contract modifications, but instead are expensed as incurred.

Service revenues recognized are subject to revisions as the contract progresses to completion.  Because of the inherent uncertainties in estimating costs, it is reasonably possible that the estimated contract costs will change in the near term and may have a material adverse impact on our financial performance.  Revisions in our contract estimates are reflected in the period in which the change in estimate first becomes known.  In the event that actual costs exceed our estimated costs, future margins may be affected, absent our ability to negotiate a contract modification.  Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

We comply with Financial Accounting Standards Board Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During the three months ending March 31, 2007 and 2006, respectively, our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

In general, amounts become billable to the customer pursuant to contractual terms such as, for example, upon achievement of milestones or in accordance with predetermined payment schedules. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized to date that was not billed at the balance sheet date. The majority of these amounts were billed in the subsequent month.

Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed to customers for which revenue has not been recognized at the balance sheet date.

The majority of contracts can be terminated by the customer either immediately or upon notice. The contracts generally provide for recovery of costs incurred, including the costs to wind down the study, and payment of fees earned to date.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

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

REIMBURSABLE OUT-OF-POCKET EXPENSES

On behalf of our clients, we pay fees and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” out-of-pocket costs are now included in operating expenses, while the reimbursements received are reported separately as reimbursement revenue in the unaudited Consolidated Statements of Operations.

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent,” as is customary in the industry, we exclude from revenue and expense in the unaudited Consolidated Statements of Operations fees paid to investigators and the associated reimbursement where we act as an agent on behalf of company sponsors with regard to such payments. These investigator fees are not reflected in our reimbursement revenue or reimbursable out-of-pocket expenses. The amount of investigator fees paid were $439,000 and $105,000 for the three months ended March 31, 2007 and 2006, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable, and costs and estimated earnings in excess of billings on uncompleted contracts.  As of March 31, 2007, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $5.7 million. Of this amount, approximately 20% was due from one customer. As of December 31, 2006, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $7.9 million. Of this amount, approximately 36% was due from one customer. Management believes that concentrations of credit risk with respect to our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are mitigated, to some degree, because a majority of our exposure is with large, well established firms.

FINITE LIFE INTANGIBLE ASSETS

The company accounts for finite life intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At March 31, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At March 31, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its goodwill.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FIN No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), effective for fiscal years beginning after December 15, 2006.  FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes, and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition.

The Company was required to adopt the provisions of FIN48 on January 1, 2007.  The Company has not yet completed its assessment of the impact of FIN48.  The Company expects to complete its assessment during the second quarter of 2007 and any necessary adjustments to the financial statements will be reflected in the appropriate reporting period at that time.

FASB Staff Position No. EITF 00-19-2

In December 2006, the FASB issued Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Under the guidance, early adoption of the FSP is permitted. We elected to adopt and implement the guidance for the year ending December 31, 2006. The implementation of the FSP did not have a material impact on our financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS No. 157; however, we do not expect it to have a material impact on our consolidated financial statements.

3.             SUPPLEMENTAL PROFORMA INFORMATION

The results of operations for the three months ended March 31, 2006 do not include the results of Averion Inc. as the date of acquisition was August 2006.  Had we acquired Averion Inc. on January 1, 2006, our total revenues would have been $9.1 million, an increase of $4.2 million for the three months ended March 31, 2006. Our net loss for the three months ended March 31, 2006 would have been $1.4 million, an increase in our net loss of $0.4 million, and our net loss per share would have decreased by $0.01 per basic and fully diluted share due to the increased proforma weighted average number of common shares outstanding.

4.             NOTES PAYABLE

We assumed notes payable to Millennix employees as a part of the Millennix acquisition. In addition, as part of the Averion Inc. merger, promissory notes were issued to the Averion Inc. shareholders. These notes, with interest payable monthly at the prime rate of interest (8.25% as of March 31, 2007), mature at various times over the next five years.

Aggregate maturities of debt as of March 31, 2007 are as follows:

2007	$813,644
2008	513,795
2011	5,700,000
Total notes payable	$7,027,439

5.             SHARE-BASED COMPENSATION

During the first quarter of fiscal 2006 the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”). The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No.107”) providing supplemental implementation guidance for SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The grant date fair value of each stock option is based on the underlying price on the date of grant and is determined using an option pricing model. The option pricing model requires the use of estimates and assumptions as to (a) the expected volatility of the price of the stock underlying the stock option (b) the expected life of the option (c) the risk free interest rate for the expected life of the option and (d) forfeiture rates. The Company is currently using the Black-Scholes option pricing model to determine the grant date fair value of each stock option.

The risk free rate used by the Company is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards.  The Company does not anticipate paying any cash dividends in the foreseeable future.  The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option and other factors. The Company estimates the volatility of its common stock by using historical volatility that the Company believes is the best representative of its future volatility in accordance with SAB 107.  Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.  The options granted have a contractual term of ten years.

In accordance with SAB 107, the valuation assumptions for the three month periods ending March 31 are presented below:

	2007	2006
Risk free interest rate	4.61%	4.3%
Expected dividend yield	—	—
Expected term	4.0 years	3.7 years
Expected volatility	85%	85%
Forfeiture rate	50%	50%

A summary of stock option activity for the three months ended March 31, 2007 is presented below:

	Shares	Range of Exercise prices	Approximate Weighted- average exercise price
Outstanding at December 31, 2006	29,209,128	$0.09-0.25	$0.17
Granted	13,984,500	$0.15-0.17	$0.16
Exercised	—	—	—
Cancelled	(4,382,709)	$0.10-0.25	$0.18
Outstanding at March 31, 2007	38,810,919	$0.09-0.25	$0.16
Exercisable at March 31, 2007	6,674,015	$0.09-0.25	$0.17

The weighted-average fair value of options granted during each of the three month periods ended March 31, 2007 and 2006 using the Black-Scholes method was $0.10 per share.  The weighted-average remaining contractual life of the options outstanding at March 31, 2007 was 9.4 years.  The weighted-average remaining contractual life of exercisable options at March 31, 2007 was 8.7 years.  The fair value of the options vested during the three months ended March 31, 2007 and 2006 was approximately $212,000 and $42,000, respectively.

For the three months ended March 31, 2007 and 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $84,000 and $110,000, respectively or $0.00 and $0.00 on a basic and fully diluted earnings per share basis, respectively.  As of March 31, 2007, there was $1,104,000 of total unrecognized compensation cost related to unvested share based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 2 years.  The intrinsic value of options outstanding at March 31, 2007 was $150,000.

At March 31, 2007, 61,189,081 shares remained available for future issuance or grant under the Plan. The Company has a policy of issuing new shares to satisfy share option exercises.

6.             EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and warrants.  Stock options and warrants outstanding are not included in the table below because of their anti-dilutive effect for the three months ended March 31, 2007 and 2006.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share for the three months ended March 31 were computed as follows:

	2007	2006
Net loss	$(1,943,730)	$(975,957)
Weighted average number of common shares outstanding used in computing basic loss per share	498,378,831	60,448,875
Dilutive effect of stock options and warrants outstanding	—	—
Weighted average shares used in computing fully diluted loss per share	498,378,831	60,448,875
Basic loss per share	$(0.00)	$(0.02)
Fully diluted loss per share	$(0.00)	$(0.02)

7.             REPORTABLE SEGMENTS

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting business segment information. We operate in two business segments: clinical research and staffing services and serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

Our clinical research segment assists our clients with strategic and regulatory planning, clinical trial design and protocol development, investigator qualification and recruitment, site identification and management, clinical trial implementation and management, data management, biometrics and reporting. We have the resources to directly implement or manage Phase I through Phase IV clinical trials and have clinical trial experience across a wide variety of therapeutic areas, including oncology, dermatology, nephrology and medical devices.  Our staffing services segment assists our clients by providing them the expertise necessary to evaluate, structure, implement and maintain effective quality programs and processes that ensure compliance with FDA regulations throughout the product development and manufacturing lifecycle.

We included the cost of corporate accounting, legal, investor relations, insurance, board expenses, SEC filing and compliance, and share based compensation in our corporate operating expenses during the three month periods ended March

31, 2007 and 2006.  These amounts are included in sales, general and administrative expenses in the unaudited Consolidated Statements of Operations.  We included certain cash equivalents in our corporate assets.

The segment data is as follows:

	For the three months ended March 31,
	2007	2006
Total revenues:
Clinical research	$7,222,524	$1,271,015
Staffing services	2,069,245	3,687,713
Total revenues	$9,291,769	$4,958,728

Operating income/(loss):
Clinical research	$(12,626)	$(336,979)
Staffing services	(210,641)	(233,046)
Corporate	(902,004)	(460,584)
Restructuring charges	(770,484)	—
Total operating loss	$(1,895,755)	$(1,030,609)

	March 31, 2007	December 31, 2006
Total assets:
Clinical research	$33,284,156	$36,098,833
Staffing services	1,546,240	2,055,657
Corporate	6,185,977	6,607,098
Total assets	$41,016,373	$44,761,588

8.             COMMITMENTS AND CONTINGENCIES

Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10.   On or about July 26, 2006, Daniel Rhodes and Michael Ruchman filed the action styled Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10, Case No. 869780 in the Superior Court of the State of California, County of San Diego. The plaintiffs claimed they were the assignees of a company, RCA, that had a contract with IT&E to provide and cultivate client and consulting leads for a fee of $2,900 per week. The plaintiffs claimed that RCA also had an oral contract from Mr. Alberts to pay a 3% finders fee for identifying acquisition candidates, and that as a result of the merger of IT&E with Averion Inc., in excess of $750,000 was due to RCA under this oral contract. The lawsuit also alleged fraud.  On March 14, 2007, the plaintiffs dismissed the entire lawsuit with prejudice and the parties entered into a general release of claims.  In addition, the Company and Mr. Alberts agreed to waive any right to recover costs.

Additionally, we are involved in various other legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

9.             INCOME TAXES

Inasmuch as the Company had losses in the three months ended March 31, 2007, there was no accrual of income taxes.  The Company has established a full valuation allowance against any future benefit for these losses.

10.          COMPREHENSIVE LOSS

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows for the three month period ended March 31:

	2007	2006
Net Loss	$(1,943,730)	$(975,957)
Foreign currency translation adjustment	(9,579)	—
Comprehensive Loss	$(1,953,309)	$(975,957)

11.          RELATED PARTY TRANSACTIONS

 During the three months ending March 31, 2007, we paid (i) $39,000 to SCI Inc., an entity controlled by Fred Sancilio, a director of the Company, for consulting expenses, (ii) $20,000 to Alastair McEwan, a director of the Company, for his services as a consultant to the Company, and (iii) $20,000 to ComVest Group Holdings, LLC, an affiliate of ComVest, for professional services provided to the Company.

12.          RESTRUCTURING CHARGES

During the three months ending March 31, 2007, we implemented plans to reduce our workforce in order to improve profitability and operating efficiencies across our business. These changes will allow us to better compete in the marketplace. As a result of these plans, we incurred restructuring charges in the quarter ended March 31, 2007 related to one-time employee related costs of $0.8 million.  We made actual payments to employees of $0.3 million during the quarter, and as of March 31, 2007 have remaining payment obligations of $0.5 million.  We expect to complete all payments over the next 10 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 The information discussed below is derived from the unaudited consolidated financial statements included in this Form 10-QSB for the three months ended March 31, 2007, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

Company Overview

We are a CRO focused on providing our clients with services and solutions throughout the drug development process. We operate in two business segments: clinical research and staffing services. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

We are in the process of seeking other businesses to acquire so that we can expand our geographic presence and capabilities.  We believe the opportunity to build our business through the acquisition of established CRO’s will allow us to more efficiently provide a multitude of services than would be possible if we were to build such services internally. We intend to pursue our strategy to enable us to improve our market position within the CRO industry.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major clients, and we believe this dependence will continue. Our clients consist of pharmaceutical, biotechnology and medical device companies. With the strategic acquisition of Averion Inc. in 2006, we have expanded our customer base, which has diluted some of the financial impact of having a significant portion of our revenues concentrated solely with a few key clients. For the three months ended March 31, 2007, 39% of our total net service revenues were from three (3) clients, representing 20%, 11% and 8% of total net service revenues, respectively. For the three month period ended March 31, 2006, 44% of our total net service revenues were from three (3) clients, representing 24%, 11%, and 9% of total net services revenues, respectively.  Although the acquisition of Averion Inc. has expanded our client base and increased our revenues, the loss of business from any of our major clients could have a material adverse effect on our financial condition and results of operations.

Our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results of operations. Because we generate a large proportion of our revenues from services performed at hourly rates, our revenue in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one period can fluctuate depending upon, among other things, the number of weeks in the period, the number and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the period, the mix of revenue, the extent of cost overruns, employee hiring, employee utilization, vacation patterns, exchange rate fluctuations and other factors.

Additionally, the cancellation or delay of contracts, the ability to retain and attract qualified staff and cost overruns could have short-term adverse affects on our business and financial statements. Fluctuations in the ability to maintain large client contracts or to enter into new contracts could hinder our long-term growth.

Backlog

Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent.  Many of our studies and projects are performed over an extended period of time, which may be several years.  Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statement of operations.  Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or percentage completion basis.  The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog.  Our backlog for clinical research services was approximately $42.3 million at March 31, 2007, representing an increase of approximately $6.7 million from backlog of $35.6 million at December 31, 2006.

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

Significant Accounting Policies and Estimates

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its judgments and estimates. Management bases its judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following policies to be most critical in understanding the more complex judgments that are involved in preparing our unaudited consolidated financial statements and the uncertainties that could affect our results of operations and financial condition.

Revenue Recognition

Revenues are primarily recognized on a time-and-materials or percentage-of-completion basis.  Revenues are recognized when the following four criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured.

Service revenues from time-and-materials arrangements are generally recognized as hours are worked, multiplied by the applicable hourly rate.  Service revenues from unit based and fixed price arrangements are generally recognized on a percentage-of-completion basis.  Under all arrangement types, original contract estimates may require modifications due to revisions in the scope of work or other factors.  Modified amounts are included in revenue when the work is performed and realization is assured.  Costs are not deferred in anticipation of contract modifications, but instead are expensed as incurred.

Service revenues recognized are subject to revisions as the contract progresses to completion.  Because of the inherent uncertainties in estimating costs, it is reasonably possible that the estimated contract costs will change in the near term and may have a material adverse impact on our financial performance.  Revisions in our contract estimates are reflected in the period in which the change in estimate first becomes known.  In the event that actual costs exceed our estimated costs, future margins may be affected, absent our ability to negotiate a contract modification.  Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

We comply with Financial Accounting Standards Board Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During the three months ending March 31, 2007 and 2006, respectively, our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

In general, amounts become billable to the customer pursuant to contractual terms such as, for example, upon achievement of milestones in accordance with predetermined payment schedules. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized to date that was not billed at the balance sheet date. The majority of these amounts were billed in the subsequent month.

Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed to customers for which revenue has not been recognized at the balance sheet date.

The majority of our contracts can be terminated by the customer either immediately or upon notice.  The contracts generally provide for recovery of costs incurred, including the costs to wind down the study, and payment of fees earned to date.

Collectibility of Accounts Receivable

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

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent,” as is customary in the industry, we exclude from revenue and expense in the consolidated statements of operations fees paid to investigators and the associated reimbursement where we act as an agent on behalf of the company sponsors with regard to such payments.  These investigator fees are not reflected in our reimbursement revenue or reimbursable out-of-pocket expenses.  The amounts of these investigator fees were $439,000 and $105,000 for the three months ended March 31, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable, and costs and estimated earnings in excess of billings on uncompleted contracts.  As of March 31, 2007, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $5.7 million. Of this amount, approximately 20% was due from one customer. As of December 31, 2006, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $7.9 million. Of this amount, approximately 36% was due from one customer. Management believes that concentrations of credit risk with respect to our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are mitigated, to some degree, because a majority of our exposure is with large, well established firms.

Finite Life Intangible Assets

The company accounts for finite life intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At March 31, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

Goodwill

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At March 31, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its goodwill.

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

Recent Accounting Pronouncements

FIN No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), effective for fiscal years beginning after December 15, 2006.  FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes, and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition.

The Company was required to adopt the provisions of FIN48 on January 1, 2007.  The Company has not yet completed its assessment of the impact of FIN48.  The Company expects to complete its assessment during the second quarter of 2007 and any necessary adjustments to the financial statements will be reflected in the appropriate reporting period at that time.

FASB Staff Position No. EITF 00-19-2

In December 2006, the FASB issued Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Under the guidance, early adoption of the FSP is permitted. We elected to adopt and implement the guidance for the year ending December 31, 2006. The implementation of the FSP did not have a material impact on our financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS No. 157; however, we do not expect it to have a material impact on our consolidated financial statements.

Results of Operations

Three months ended March 31, 2007 and 2006

Net service revenue for the three months ending March 31, 2007 increased $4.2 million to $8.8 million as compared to $4.6 million for the three months ending March 31, 2006, an increase of 91%. The increase in net service revenues was primarily related to a $5.7 million increase in our clinical research operation net services revenues, offset partially by a $1.5 million decrease in staffing services net service revenues.

Clinical research net service revenue for the three months ending March 31, 2007 increased to $6.7 million from $1.0 million for the three months ending March 31, 2006. The increase in clinical research operations net service revenue was primarily due to the acquisition of Averion Inc.  Averion Europe contributed $0.1 million in clinical research net service revenue during the three months ending March 31, 2007.

Staffing services net service revenue for the three months ending March 31, 2007 decreased to $2.1 million from $3.6 million for the three months ending March 31, 2006, a decrease of 42%.  We have experienced significant turnover of our sales and marketing staff in this business segment.  For this reason, service renewals and new business awards have declined which has resulted in a reduction in net staffing service revenues.  Management is currently seeking to increase the sales and marketing function in this business segment and, as a result of these efforts, anticipates our net staffing service revenue to increase in the latter half of 2007, although there is no assurance that we will be able to successfully hire qualified sales and marketing personnel or obtain new business.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses increased by $2.4 million to $5.9 million for the three months ended March 31, 2007 from $3.5 million for the three months ended March 31, 2006. The increase in direct expenses in 2007 was comprised of a $4.1 million increase in clinical research direct expenses and a $1.7 million decrease in staffing services direct expenses.

Clinical research direct expenses increased to $4.4 million for the three months ended March 31, 2007 from $0.3 million for the three months ended March 31, 2006. The increase in clinical research direct expenses was primarily due to the acquisition of Averion Inc. in 2006.  Averion Europe incurred $0.2 million in direct expenses during the three months ending March 31, 2007.

Staffing services direct expenses decreased to $1.5 million for the three months ended March 31, 2007 from $3.2 million for the three months ended March 31, 2006. Fluctuations in client requests for services impact our staffing services direct expenses. The majority of our staffing services direct expense represents the cost for contractors who are typically compensated by the hour. Therefore, direct expenses fluctuate in direct proportion to net service revenues.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended March 31, 2007 were $3.6 million or 41% of net service revenue, as compared to $2.1 million or 44% of net service revenue for the three month period ended March 31, 2006. The increase in expenses of $1.5 million was the result of the increased cost structure associated with the Averion Inc. acquisition and expenses associated with supporting a larger organization.  Additionally, Averion Europe incurred $0.2 million in selling, general and administrative expenses during the three months ending March 31, 2007.

We have implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business. These changes will allow us to better compete in the marketplace. Under such plans, our active clinical research employee base declined by approximately 13%. Additionally, we reduced our active staffing services employee base.  The reduction of our workforce was completed during the three months ending March 31, 2007.  We incurred $0.8 million of restructuring charges for associated pay and benefits for effected personnel in the quarter ended March 31, 2007.  During the quarter we made associated payments of $0.3 million and had payment obligations of $0.5 million as of March 31, 2007.  We expect to make the remainder of the associated payments over the next 10 months.  Through these reductions, we expect to generate savings in annualized operating expenses of approximately $2.5 million.

Depreciation expense increased to $179,000 for the three months ended March 31, 2007 as compared to $31,000 for the three months ended March 31, 2006. This increase was primarily the result of the additional depreciation associated with the fixed assets acquired in the Averion Inc. merger.

Amortization expense increased to $200,000 for the three months ended March 31, 2007 as compared to $79,000 for the three months ended March 31, 2006, primarily due to the values assigned to finite life intangibles in connection with the Averion Inc. merger.

Interest expense increased to $147,000 for the three months ended March 31, 2007 as compared to $9,000 for the same period in 2006, due to the increase in the principal amount outstanding as a result of the notes issued in connection with the recent merger and acquisition activity.

The net loss for the three months ended March 31, 2007 increased to $1.9 million or $0.00 per basic and fully diluted share, as compared to a net loss of $1.0 million, or $0.02 per basic and fully diluted share, for the three months ended March 31, 2006. The increase in weighted average number of basic and fully diluted common shares outstanding was the primary reason for the decrease in net loss per share.

Liquidity and Capital Resources

Our primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition and transaction related costs, capital expenditures, and facilities-related expenses. Our principal source of cash is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be adversely affected. Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations will be sufficient to meet our foreseeable cash needs for the next twelve months. However, if we significantly expand our business through acquisitions and/or continue to incur a loss from operations, we may need to raise additional funds through the sale of debt or equity securities.

Our net cash used by operating activities was $1.0 million for the three months ended March 31, 2007, compared with net cash provided by operating activities of $0.3 million for the three months ended March 31, 2006. The primary factor contributing to the increase in the use of cash was an increased net loss of $1.9 million.  During the three months ended March 31, 2007, approximately $0.6 million in cash was used to fund the cash requirements of Averion Europe GmbH.

Net cash used by investing activities was $0.2 million for the three months ended March 31, 2007, compared with net cash used by investing activities of $0.0 million for the three months ended March 31, 2006.

Net cash used by financing activities was $0.2 million for the three months ended March 31, 2007, compared with net cash used by financing activities of $0.0 million for the three months ended March 31, 2006.  The increase in cash used by financing activities was the result of an increase in payments on notes payable.

As a result of these cash flows, our cash and cash equivalents balance at March 31, 2007 was $6.8 million as compared to $8.1 million at December 31, 2006.

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

Off Balance Sheet Financing Arrangements

As of March 31, 2007, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

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

Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; and (ii) our business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.  We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the SEC, particularly our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on March 30, 2007.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligation to update any such forward-looking statements.

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

Specifically, we identified the following items that each individually constitute a significant deficiency and collectively constitute a material weakness:

•                                          Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of GAAP, and to provide effective oversight, review of financial transactions and reporting responsibilities of an SEC registrant;

•                                          Inadequate preventative controls within the general ledger system to provide a reliable audit trail without adequate compensating controls due to a lack of segregation of duties and experience within the accounting department;

•                                          Ineffective or inadequate accounting policies to ensure the proper and consistent application of GAAP throughout the organization;

•                                          Ineffective or inadequate controls over the timing of the recognition of revenue; and

•                                          Inadequate integration of financial reporting with respect to business segments and our European operations.

Due to the foregoing items and potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

To address the material weakness described above, we have taken, or plan to take, the following remedial actions:

•                                          We hired additional key personnel, including a new CFO, into our accounting and finance department which has improved segregation of duties within the department;

•                                          We began implementing a plan to consolidate key accounting and finance functions of the Company’s two operating segments;

•                                          We purchased a new enterprise resource planning (ERP) and financial reporting software system which we plan to begin using in the first quarter of 2008; and

•                                          We are developing and disseminating critical accounting policies and procedures to the accounting staff and senior managers.

As we continue to evaluate and review our remediation process, we may modify our present intentions and conclude that additional or different actions would better serve the remediation of our material weakness. We expect that the remediation of our material weakness as described above will not be fully completed during 2007. The material weakness will not be completely remediated until the applicable remedial measures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as all the remedial measures have not been fully implemented or have not operated for a significant period of time.  Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and continue to materially affect our internal control over financial reporting. However, we do intend to take additional remedial action related to our material weakness described above which may result in a significant change to our internal controls over financial reporting in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10.   On or about July 26, 2006, Daniel Rhodes and Michael Ruchman filed the action styled Daniel C. Rhodes and Michael Ruchman v. IT&E International Group, Inc., Kelly Alberts, and Does 1 through 10, Case No. 869780 in the Superior Court of the State of California, County of San Diego. The plaintiffs claimed they were the assignees of a company, RCA, that had a contract with IT&E to provide and cultivate client and consulting leads for a fee of $2,900 per week. The plaintiffs claimed that RCA also had an oral contract from Mr. Alberts to pay a 3% finders fee for identifying acquisition candidates, and that as a result of the merger of IT&E with Averion Inc., in excess of $750,000 was due to RCA under this oral contract. The lawsuit also alleged fraud.  On March 14, 2007, the plaintiffs dismissed the entire lawsuit with prejudice and the parties entered into a general release of claims.  In addition, the Company and Mr. Alberts agreed to waive any right to recover costs.

We are involved in various other legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  Exhibits

Exhibit Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Averion International Corp.
(Registrant)

Dated: May 15, 2007	By:	/s/ Dr. Philip T. Lavin
Dr. Philip T. Lavin
Chief Executive Officer

Dated: May 15, 2007	By:	/s/ Christopher G. Codeanne
Christopher G. Codeanne
Chief Financial Officer