Form 10QSB
period 2007-06-30
Averion International Corp.
filed 2007-08-14
CIK 1193940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-50095

AVERION INTERNATIONAL CORP.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4354185
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

225 Turnpike Road,
Southborough, Massachusetts	01772
(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock, $0.001 par value per share, 750,000,000 shares authorized, 498,629,330 issued and outstanding as of August 1, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As prescribed by Item 310 of Regulation S-B, the unaudited interim financial statements have been prepared to reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented and are of a normal and recurring nature. Our unaudited financial statements for the three and six months ended June 30, 2007, follow.

AVERION INTERNATIONAL CORP.

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,955,615	$8,097,577
Restricted cash - investigator advances	146,251	—
Accounts receivable (net of allowance for doubtful accounts of $150,512 and $170,798 for 2007 and 2006, respectively)	5,091,138	5,788,398
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,587,264	1,907,745
Prepaid and other current assets	542,521	808,683
Total Current Assets	14,322,789	16,602,403
Property and equipment, net	1,527,851	1,434,305
Goodwill	21,967,579	21,967,579
Finite life intangibles (net of accumulated amortization of $969,167 and $570,041 for 2007 and 2006, respectively)	4,213,834	4,612,959
Deposits	143,364	144,342
Total Assets	$42,175,417	$44,761,588

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,204,775	$956,175
Accrued payroll and employee benefits	1,030,516	1,299,342
Current portion of capital lease obligations	28,359	26,910
Current portion of notes payable	1,006,403	978,031
Customer Advances	1,573,847	1,043,384
Billings in excess of costs and estimated earnings on uncompleted contracts	2,889,358	3,985,114
Deferred rent	536,147	557,163
Other accrued liabilities	1,866,481	1,098,136
Total Current Liabilities	10,135,886	9,944,255
Long-term capital lease obligations, less current portion	27,339	41,636
Notes payable, less current portion	5,853,298	6,213,795
Total Liabilities	16,016,523	16,199,686

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.001 par value, 750,000,000 shares authorized, 498,504,330 shares issued and outstanding	$498,504	$498,379
Convertible warrants	164,000	164,000
Common stock to be issued	856,738	837,363
Additional paid-in capital	35,609,757	35,466,055
Other comprehensive loss	(22,449)	(7,075)
Retained deficit	(10,947,655)	(8,396,820)
Total Stockholders’ equity	26,158,894	28,561,902
Total Liabilities and Stockholders’ Equity	$42,175,417	$44,761,588

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net service revenue	$9,273,999	$4,746,420	$18,077,674	$9,490,958
Reimbursement revenue	541,303	176,591	1,029,397	391,051
Total revenue	9,815,302	4,923,011	19,107,071	9,882,009

Operating expenses:
Direct expenses	5,773,252	3,293,072	11,696,826	6,901,534
Reimbursable out-of-pocket expenses	541,303	176,591	1,029,397	391,051
Sales, general and administrative expenses	3,458,820	2,253,023	7,085,654	4,309,375
Depreciation and amortization expense	376,809	112,465	755,347	222,799
Restructuring charges	242,371	—	1,012,855	—
Total operating expenses	10,392,555	5,835,151	21,580,079	11,824,759
Net operating loss	(577,253)	(912,140)	(2,473,008)	(1,942,750)

Other income (expense):
Interest income	80,787	70,409	178,022	134,451
Interest expense	(146,704)	(11,669)	(293,972)	(21,057)
Other	36,065	—	38,123	—
Total other income (expense)	(29,852)	58,740	(77,827)	113,394

Loss before income taxes	(607,105)	(853,400)	(2,550,835)	(1,829,356)
Income taxes	—	—	—	—
Net loss	$(607,105)	$(853,400)	$(2,550,835)	$(1,829,356)
Weighted average number of common shares outstanding - basic and fully-diluted	498,466,957	60,448,875	498,423,137	60,448,875
Net loss per share - basic and fully-diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net loss	$(2,550,835)	$(1,829,356)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	356,221	64,297
Amortization of finite life intangibles	399,125	158,502
Amortization of deferred rent	(21,016)	61,959
Bad debt expense	91,000	—
Stock based compensation	163,202	233,275
Changes in assets and liabilities:
Restricted cash - investigator advances	(146,251)	—
Accounts receivable	607,457	105,291
Costs and estimated earnings in excess of related billings on uncompleted contracts	323,378	(238,490)
Prepaid and other current assets	238,650	(38,715)
Deposits	—	(103,181)
Accounts Payable	244,255	214,107
Accrued payroll and employee benefits	(270,309)	99,419
Customer advances	530,463	598,757
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,095,756)	(132,369)
Other accrued liabilities	771,098	22,435
Net cash used by operating activities	(359,318)	(828,939)

Cash flows from investing activities
Purchase of property and equipment	(448,312)	(112,514)
Other	29,482	—
Net cash used by investing activities	(418,830)	(112,514)

Cash flows from financing activities
Payments on capital lease obligation	(643)	(1,721)
Payments on notes payable	(344,331)	(30,555)
Net cash used by financing activities	(344,974)	(32,276)
Effect of exchange rate changes on cash	(18,840)	—

Net decrease in cash and cash equivalents	(1,141,962)	(973,729)
Cash and cash equivalents, beginning of period	8,097,577	6,414,770
Cash and cash equivalents, end of period	$6,955,615	$5,441,041

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

2.                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months and six months ended June 30, 2007 and 2006, respectively, should be read in conjunction with the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007.  These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations.  All adjustments are of a normal and recurring nature unless otherwise noted.  These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (“GAAP”) and in accordance with the applicable rules of the SEC, but do not include all of the information and disclosures required by GAAP for complete financial statements.  The operating results for the three months and six months ended June 30, 2007 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2007.

Certain amounts in the December 31, 2006 financial statements and in the June 30, 2006 unaudited financial statements have been reclassified to conform to the presentation of the June 30, 2007 financial statements.

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

We comply with Financial Accounting Standards Board Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During the six months ended June 30, 2007 and 2006, respectively, our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

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

RESTRICTED CASH - INVESTIGATOR ADVANCES

We often receive payments from our clients as part of long-term contracts which require a separate cash account to be utilized for payment of investigator fees.  As of June 30, 2007, the balance of these amounts totaled $0.1 million.  These amounts are included in customer advances in the accompanying balance sheets.

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

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent,” as is customary in the industry, we exclude from revenue and expense in the unaudited Consolidated Statements of Operations fees paid to investigators and the associated reimbursement where we act as an agent on behalf of company sponsors with regard to such payments. These investigator fees are not reflected in our reimbursement revenue or reimbursable out-of-pocket expenses. The amount of investigator fees paid were $1.0 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable, and costs and estimated earnings in excess of billings on uncompleted contracts.  As of June 30, 2007, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $6.8 million. Of this amount, approximately 17% was due from one customer. As of December 31, 2006, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $7.9 million. Of this amount, approximately 36% was due from one customer. Management believes that concentrations of credit risk with respect to our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are mitigated, to some degree, because a majority of our exposure is with large, well established companies.

FINITE LIFE INTANGIBLE ASSETS

The company accounts for finite life intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At June 30, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations.  At June 30, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its goodwill.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FIN No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), effective for fiscal years beginning after December 15, 2006.  FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes, and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition.  The Company adopted the provisions of FIN48 on January 1, 2007.  The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

At January 1, 2007, the Company had unrecognized tax benefits of $2.9 million. The Company has a valuation allowance against the full amount of its net deferred taxes.  It is the Company’s policy to provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of, its deferred tax assets will not be realized.  Future changes to the unrecognized tax benefit will not have a material impact on the Company’s effective tax rate due to the existence of the full valuation allowance.  The Company does not reasonably anticipate the unrecognized tax benefit to change significantly within the next twelve months.

It is the Company’s policy to file its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  The Company is currently not under examination by any federal, state or local taxing jurisdiction.  The 2002 to 2006 tax years for which the Company has filed tax returns with federal, state and local taxing jurisdictions remain subject to examination.  In the normal course of business, the Company conducts operations in various state and local taxing jurisdictions.  The Company may have exposure for examination or tax assessment by a state or local taxing jurisdiction where it has not historically filed tax returns. The Company believes any such potential tax assessment would not have a material impact on the financial position or the results of operations of the Company.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  This standard also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS No. 159; however, we do not expect it to have a material impact on our consolidated financial statements.

3.             SUPPLEMENTAL PROFORMA INFORMATION

The results of operations for the six months ended June 30, 2006 do not include the results of Averion Inc. as the date of acquisition was July 2006.  Had we acquired Averion Inc. on January 1, 2006, our total revenues would have been $18.8 million, an increase of $8.9 million, for the six months ended June 30, 2006. Our net loss for the six months ended June 30, 2006 would have been $2.7 million, an increase in our net loss of $0.9 million, and our net loss per share would have decreased to $0.02 per basic and fully diluted share primarily due to an increase in the proforma weighted average number of common shares outstanding.

4.             NOTES PAYABLE

We assumed notes payable to Millennix employees as a part of the Millennix acquisition. In addition, as part of the Averion Inc. merger, promissory notes were issued to the Averion Inc. shareholders. These notes, with interest payable monthly at the prime rate of interest (8.25% as of June 30, 2007), mature at various times over the next five years.

Aggregate maturities of debt as of June 30, 2007 are as follows:

2007	$645,916
2008	513,785
2011	5,700,000
Total notes payable	$6,859,701

5.             SHARE-BASED COMPENSATION

During the first quarter of fiscal 2006 the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”). The Company elected the Modified-Prospective Approach, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No.107”) providing supplemental implementation guidance for SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The grant date fair value of each stock option is based on the underlying price on the date of grant and is determined using an option pricing model. The option pricing model requires the use of estimates and assumptions as to (a) the expected volatility of the price of the stock underlying the stock option, (b) the expected life of the option, (c) the risk free interest rate for the expected life of the option, and (d) forfeiture rates. The Company is currently using the Black-Scholes option pricing model to determine the grant date fair value of each stock option.

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

In accordance with SAB 107, the valuation assumptions for the six month periods ended June 30 are presented below:

	2007	2006
Risk free interest rate	4.6%	5.0%
Expected dividend yield	—	—
Expected term	4.0 years	3.7 years
Expected volatility	85%	85%
Forfeiture rate	50%	50%

A summary of stock option activity for the six months ended June 30, 2007 is presented below:

	Shares	Range of Exercise prices	Approximate Weighted- average exercise price
Outstanding at December 31, 2006	29,209,128	$0.09-0.25	$0.17
Granted	20,984,500	$0.14-0.17	$0.15
Exercised	(499)	$0.17	$0.17
Cancelled	(8,772,011)	$0.10-0.25	$0.18
Outstanding at June 30, 2007	41,421,118	$0.09-0.25	$0.16
Exercisable at June 30, 2007	4,400,754	$0.09-0.25	$0.13

The weighted-average fair value of options granted during each of the six month periods ended June 30, 2007 and 2006, respectively, using the Black-Scholes method was $0.10 per share.  The weighted-average remaining contractual life of the options outstanding at June 30, 2007 was 8.9 years.  The weighted-average remaining contractual life of exercisable options at June 30, 2007 was 6.1 years.  The fair value of the options vested during the six months ended June 30, 2007 and 2006 was approximately $0.3 million and $0.1 million, respectively.

For each of the six months ended June 30, 2007 and 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.2 million, or $0.00 on a basic and fully diluted earnings per share basis.  As of June 30, 2007, there was $1.2 million of total unrecognized compensation cost related to unvested share based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 3 years.  The intrinsic value of options outstanding at June 30, 2007 was $0.5 million.

At June 30, 2007, 58,578,383 shares remained available for future issuance or grant under the Company’s 2005 Equity Incentive Plan. The Company has a policy of issuing new shares to satisfy share option exercises.

6.             EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and warrants.  Stock options and warrants outstanding are not included in the table below because of their anti-dilutive effect for the six months ended June 30, 2007 and 2006.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share for the six months ended June 30 were computed as follows:

	2007	2006
Net loss	$(2,550,835)	$(1,829,356)
Weighted average number of common shares outstanding used in computing basic loss per share	498,423,137	60,448,875
Dilutive effect of stock options and warrants outstanding	—	—
Weighted average shares used in computing fully diluted loss per share	498,423,137	60,448,875
Basic loss per share	$(0.00)	$(0.03)
Fully diluted loss per share	$(0.00)	$(0.03)

7.             REPORTABLE SEGMENTS

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for reporting business segment information. We operate in two business segments: clinical research and staffing services and serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

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

We included the cost of corporate accounting, legal, investor relations, insurance, board expenses, SEC filing and compliance, and share based compensation in our corporate operating expenses during the six month periods ended June 30, 2007 and 2006.  These amounts are included in sales, general and administrative expenses in the unaudited Consolidated Statements of Operations.  We included certain cash equivalents in corporate assets.

The segment data is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Total revenues:
Clinical research	$8,179,443	$1,517,976	$15,401,967	$2,788,990
Staffing services	1,635,859	3,405,035	3,705,104	7,093,019
Total revenues	$9,815,302	$4,923,011	$19,107,071	$9,882,009

Operating income/(loss):
Clinical research	$816,773	$(45,747)	$804,144	$(107,097)
Staffing services	(354,376)	(270,769)	(565,017)	(687,952)
Corporate	(797,279)	(687,118)	(1,699,280)	(1,147,701)
Restructuring charges	(242,371)	—	(1,012,855)	—
Total operating loss	$(577,253)	$(912,140)	$(2,473,008)	$(1,942,750)

	June 30, 2007	December 31, 2006
Total assets:
Clinical research	$35,729,724	$36,098,833
Staffing services	1,038,395	2,055,657
Corporate	5,407,298	6,607,098
Total assets	$42,175,417	$44,761,588

8.             COMMITMENTS AND CONTINGENCIES

We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

9.             INCOME TAXES

Inasmuch as the Company had losses in the six months ended June 30, 2007, there was no accrual of income taxes.  The Company has established a full valuation allowance against any future benefit of these losses.

10.          COMPREHENSIVE LOSS

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows for the six month period ended June 30:

	2007	2006
Net Loss	$(2,550,835)	$(1,829,356)
Foreign currency translation adjustment	(15,374)	—
Comprehensive Loss	$(2,566,209)	$(1,829,356)

11.          RELATED PARTY TRANSACTIONS

 During the six months ended June 30, 2007, we paid (i) $69,000 to SCI Inc., an entity controlled by Fred Sancilio, a director of the Company, for consulting expenses, (ii) $30,000 to Alastair McEwan, a director of the Company, for his services as a consultant to the Company, and (iii) $20,000 to ComVest Group Holdings, LLC, an affiliate of ComVest, for professional services provided to the Company.

12.          RESTRUCTURING CHARGES

We have implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business.  We expect these changes to allow us to better compete in the marketplace. Under such plans, our active clinical research employee base declined by approximately 13%. The reduction of our workforce was completed during the six months ended June 30, 2007.  We incurred $1.0 million of restructuring charges for associated pay and benefits for affected personnel in the six months ended June 30, 2007.  During this period, we made associated payments of $0.4 million and had payment obligations of $0.6 million as of June 30, 2007.  We expect to make the remainder of the associated payments over the next 9 months.  Through these reductions, we expect to generate savings in annualized operating expenses of approximately $2.5 million.

We have also implemented plans to restructure our staffing services segment in order to improve operating efficiencies and reduce costs.  Under such plan, we reduced our staffing services employee base.  We incurred $0.3 million of restructuring charges for associated pay and benefits for affected staffing services personnel in the six months ended June 30, 2007.  As of June 30, 2007, we had payment obligations of $0.3 million.  We expect to make the associated payments over the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information discussed below is derived from the unaudited consolidated financial statements included in this Form 10-QSB for the six months ended June 30, 2007, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

Company Overview

We are a CRO focused on providing our clients with services and solutions throughout the drug development process. We operate in two business segments: clinical research and staffing services. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

We are in the process of seeking other complimentary businesses to acquire so that we can expand our geographic presence and CRO capabilities.  We believe the opportunity to build our business through the acquisition of established CROs will allow us to more efficiently provide a multitude of services than would be possible if we were to build such services internally. We intend to pursue this strategy to improve our market position within the CRO industry.

Future acquisitions could result in us needing to incur additional debt or sell or issue additional equity to fund the transactions. Analysis of new business opportunities and evaluation of new business strategies will be undertaken by or under the supervision of our board of directors. In analyzing prospective acquisition opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. We will also consider the nature of present and expected competition, potential advances in research and development, the potential for growth and expansion, the likelihood of sustaining a profit within given time frames, the perceived public recognition or acceptance of products, services, trade or service marks, name identification, and other relevant factors.

We intend to analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which we will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for us to complete our analysis of such businesses, the time required to raise the funds required for the transaction, if necessary, and the time required to prepare appropriate documentation and other circumstances.

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major clients, and we believe this dependence will continue. Our clients consist of pharmaceutical, biotechnology and medical device companies. With the strategic acquisition of Averion Inc. in 2006, we have expanded our customer base, which has diluted some of the financial impact of having a significant portion of our revenues concentrated solely with a few key clients. For the six months ended June 30, 2007, 33% of our total net service revenues were from three (3) clients, representing 15%, 10% and 8% of total net service revenues, respectively. For the six month period ended June 30, 2006, 40% of our total net service revenues were from three (3) clients, representing 23%, 10%, and 7% of total net services revenues, respectively.  Although the acquisition of Averion Inc. has expanded our client base and increased our revenues, the loss of business from any of our major clients could have a material adverse effect on our financial condition and results of operations.

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

Backlog

Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent.  Many of our studies and projects are performed over an extended period of time, which may be several years.  Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statement of operations.  Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or percentage completion basis.  The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog.  Our backlog for clinical research services was approximately $43.9 million at June 30, 2007, representing an increase of approximately $8.3 million from backlog of $35.6 million at December 31, 2006.

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

We comply with Financial Accounting Standards Board Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During the six months ended June 30, 2007 and 2006, respectively, our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

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

Restricted Cash - Investigator Advances

We often receive payments from our clients as part of long-term contracts which require a separate cash account to be utilized for payment of investigator fees.  As of June 30, 2007, the balance of these amounts totaled $0.1 million.  These amounts are included in customer advances in the accompanying balance sheets.

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

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent,” as is customary in the industry, we exclude from revenue and expense in the consolidated statements of operations fees paid to investigators and the associated reimbursement where we act as an agent on behalf of the company sponsors with regard to such payments.  These investigator fees are not reflected in our reimbursement revenue or reimbursable out-of-pocket expenses.  The amounts of these investigator fees were $1.0 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable, and costs and estimated earnings in excess of billings on uncompleted contracts.  As of June 30, 2007, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $6.8 million. Of this amount, approximately 17% was due from one customer. As of December 31, 2006, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $7.9 million. Of this amount, approximately 36% was due from one customer. Management believes that concentrations of credit risk with respect to our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are mitigated, to some degree, because a majority of our exposure is with large, well established companies.

Finite Life Intangible Assets

The company accounts for finite life intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At June 30, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

Goodwill

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At June 30, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its goodwill.

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

Recent Accounting Pronouncements

FIN No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), effective for fiscal years beginning after December 15, 2006.  FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes, and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition.  The Company adopted the provisions of FIN48 on January 1, 2007.  The adoption of FIN48 did not have a material impact on our financial position or results of operations.

At January 1, 2007, the Company had unrecognized tax benefits of $2.9 million. The Company has a valuation allowance against the full amount of its net deferred taxes.  It is the Company’s policy to provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of, its deferred tax assets will not be realized.  Future changes to the unrecognized tax benefit will not have a material impact on the Company’s effective tax rate due to the existence of the full valuation allowance.  The Company does not reasonably anticipate the unrecognized tax benefit to change significantly within the next twelve months.

It is the Company’s policy to file its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  The Company is currently not under examination by any federal, state or local taxing jurisdiction.  The 2002 to 2006 tax years for which the Company has filed tax returns with federal, state and local taxing jurisdictions remain subject to examination.  In the normal course of business, the Company conducts operations in various state and local taxing jurisdictions.  The Company may have exposure for examination or tax assessment by a state or local taxing jurisdiction where it has not historically filed tax returns. The Company believes any such potential tax assessment would not have a material impact on the financial position or the results of operations of the Company.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  This standard also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS No. 159; however, we do not expect it to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

Net service revenue for the three months ended June 30, 2007 increased $4.6 million to $9.3 million as compared to $4.7 million for the three months ended June 30, 2006, an increase of 95%. The increase in net service revenues was primarily related to a $6.2 million increase in our clinical research operation net services revenues, offset partially by a $1.7 million decrease in staffing services net service revenues.

Clinical research net service revenue for the three months ended June 30, 2007 increased to $7.6 million from $1.4 million for the three months ended June 30, 2006. The increase in clinical research operations net service revenue was primarily due to the increased net service revenues associated with the business acquired from Averion Inc.  Averion Europe contributed $0.4 million in clinical research net service revenue during the three months ended June 30, 2007 compared with zero for the three months ended June 30, 2006.

Staffing services net service revenue for the three months ended June 30, 2007 decreased to $1.6 million from $3.3 million for the three months ended June 30, 2006, a decrease of 51%.  We have experienced significant turnover of our sales and marketing staff in this business segment.  For this reason, service renewals and new business awards have declined which has resulted in a reduction in net staffing service revenues.  Management has refocused its sales and marketing efforts in this business segment by reorganizing its management structure, hiring an experienced sales executive and implementing a targeted sales approach.  Management anticipates the level of net staffing service revenue for the remainder of 2007 will be dependent upon the outcome of the refocused sales and marketing efforts.  Despite these efforts, there is no assurance that we will be able to successfully obtain new staffing services business.  As a result, we have begun assessing, and will continue to assess, strategic alternatives for the staffing services business segment.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses increased by $2.5 million to $5.8 million for the three months ended June 30, 2007 from $3.3 million for the three months ended June 30, 2006. The increase in direct expenses in 2007 was comprised of a $3.6 million increase in clinical research direct expenses and a $1.1 million decrease in staffing services direct expenses.  Direct expenses as a percentage of net service revenues were 62% for the three months ended June 30, 2007 as compared to 69% for the three months ended June 30, 2006.  The improvement in direct expenses as a percentage of net service revenues was principally due to the increased proportion of clinical research direct expenses to total direct expenses for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Direct expenses as a percentage of net service revenue in the clinical research segment are lower than direct expenses as a percentage of net service revenue in the staffing services segment as the mark-up on clinical research services is generally higher than those in the staffing services segment.

Clinical research direct expenses increased to $4.6 million for the three months ended June 30, 2007 from $1.0 million for the three months ended June 30, 2006. The increase in clinical research direct expenses was primarily due to the increased personnel costs associated with the net service revenues acquired from Averion Inc. in 2006.  Further, Averion Europe incurred $0.5 million in direct expenses during the three months ended June 30, 2007 as compared to zero for the three months ended June 30, 2006.  As a percentage of net service revenues, clinical research direct expenses decreased to 60% for the three months ended June 30, 2007 from 69% for the three months ended June 30, 2006.  The improvement in clinical research direct expenses as a percentage of net service revenues was principally the result of an increase in the number of clinical studies, primarily obtained through the acquisition of Averion Inc., with higher mark-ups and an increase in staff utilization on clinical study activities.

Staffing services direct expenses decreased to $1.2 million for the three months ended June 30, 2007 from $2.3 million for the three months ended June 30, 2006. Fluctuations in client requests for services impact our staffing services direct expenses. The majority of our staffing services direct expense represents the cost for contractors who are typically compensated by the hour. Therefore, direct expenses fluctuate in direct proportion to net service revenues.  Staffing services direct expenses as a percentage of net service revenues were 71% for the three months ended June 30, 2007 as compared to 69% for the three months ended June 30, 2006.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, finance, information technology and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended June 30, 2007 were $3.5 million or 37% of net service revenue, as compared to $2.3 million, or 47% of net service revenue, for the three month period ended June 30, 2006. The increase in expenses of $1.2 million was the result of the increased cost structure associated with the Averion Inc. acquisition and expenses associated with supporting a larger organization offset partially by a reduction in accrued relocation costs to former officers of $0.2 million.  Excluding this offset, selling, general and administrative expenses for the three months ended June 30, 2007 were $3.7 million, or 40% of net service revenue.  Additionally, Averion Europe incurred $0.3 million in selling, general and administrative expenses during the three months ended June 30, 2007 as compared to zero for the three months ended June 30, 2006.  The improvement in selling, general, and administrative expenses as a percentage of sales for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was principally the result of increased net service revenues which offset the effects of a 54% increase in selling, general and administrative expenses.

We implemented plans to restructure our staffing services segment in order to improve operating efficiencies and reduce costs.  Under such plan, we reduced our staffing services employee base.  We incurred $0.3 million of restructuring charges for associated pay and benefits for effected staffing services personnel in the quarter ended June 30, 2007.  As of June 30, 2007, we had payment obligations of $0.3 million.  We expect to make the associated payments over the next 12 months.  We have begun evaluating, and will continue to evaluate, strategic alternatives to mitigate the adverse financial impact of our staffing services business segment on the Company.

Depreciation expense increased to $177,000 for the three months ended June 30, 2007 as compared to $33,000 for the three months ended June 30, 2006. This increase was primarily the result of the additional depreciation associated with the fixed assets acquired in the Averion Inc. merger.

Amortization expense increased to $200,000 for the three months ended June 30, 2007 as compared to $79,000 for the three months ended June 30, 2006, primarily due to the values assigned to finite life intangibles in connection with the Averion Inc. merger.

Interest expense increased to $147,000 for the three months ended June 30, 2007 as compared to $12,000 for the same the three months ended June 30, 2006, due to the increase in the principal amount outstanding as a result of the notes issued in connection with the recent merger and acquisition activity.

The net loss for the three months ended June 30, 2007 decreased to $0.6 million or $0.00 per basic and fully diluted share, as compared to a net loss of $0.9 million, or $0.01 per basic and fully diluted share, for the three months ended June 30, 2006. The increase in weighted average number of basic and fully diluted common shares outstanding was the primary reason for the decrease in net loss per share.

Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006

Net service revenue for the six months ended June 30, 2007 increased $8.6 million to $18.1 million as compared to $9.5 million for the six months ended June 30, 2006, an increase of 90%. The increase in net service revenues was primarily related to a $11.8 million increase in our clinical research operation net services revenues, offset partially by a $3.2 million decrease in staffing services net service revenues.

Clinical research net service revenue for the six months ended June 30, 2007 increased to $14.4 million from $2.6 million for the six months ended June 30, 2006. The increase in clinical research operations net service revenue was primarily due to the increased net service revenues associated with the business acquired from Averion Inc.  Averion Europe contributed $0.5 million in clinical research net service revenue during the six months ended June 30, 2007 compared with zero for the six months ended June 30, 2006.

Staffing services net service revenue for the six months ended June 30, 2007 decreased to $3.7 million from $6.9 million for the six months ended June 30, 2006, a decrease of 46%.  We have experienced significant turnover of our sales and marketing staff in this business segment.  For this reason, service renewals and new business awards have declined which has resulted in a reduction in net staffing service revenues.  Management has refocused its sales and marketing efforts in this business segment by reorganizing its management structure, hiring an experienced sales executive and implementing a targeted sales approach.  Management anticipates the level of net staffing service revenue for the remainder of 2007 will be dependent upon the outcome of the refocused sales and marketing efforts.  Despite these efforts, there is no assurance that we will be able to successfully obtain new staffing services business.  As a result, we have begun assessing, and will continue to assess, strategic alternatives for the staffing services business segment.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses increased by $4.8 million to $11.7 million for the six months ended June 30, 2007 from $6.9 million for the six months ended June 30, 2006. The increase in direct expenses in 2007 was comprised of a $7.0 million increase in clinical research direct expenses and a $2.2 million decrease in staffing services direct expenses.  Direct expenses as a percentage of net service revenues were 65% for the six months ended June 30, 2007 as compared to 73% for the six months ended June 30, 2006.  The improvement in direct expenses as a percentage of net service revenues was principally due to the increased proportion of clinical research direct expenses to total direct expenses for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  Direct expenses as a percentage of revenue in the clinical research segment are lower than direct expenses as a percentage of revenue in the staffing services segment as the mark-up on clinical research services is generally higher than those in the staffing services segment.

Clinical research direct expenses increased to $9.1 million for the six months ended June 30, 2007 from $2.1 million for the six months ended June 30, 2006. The increase in clinical research direct expenses was primarily due to the increased personnel costs associated with the net service revenues acquired from Averion Inc. in 2006.  Further, Averion Europe incurred $0.7 million in direct expenses during the six months ended June 30, 2007 as compared to zero for the six months ended June 30, 2006.  As a percentage of net service revenues, clinical research direct expenses decreased to 63% for the six months ended June 30, 2007 from 81% for the six months ended June 30, 2006.  The improvement in clinical research direct expenses as a percentage of revenues was principally the result of an increase in the number of clinical studies, primarily obtained through the acquisition of Averion Inc., with higher mark-ups and an increase in staff utilization on clinical study activities.

Staffing services direct expenses decreased to $2.6 million for the six months ended June 30, 2007 from $4.8 million for the six months ended June 30, 2006. Fluctuations in client requests for services impact our staffing services direct expenses. The majority of our staffing services direct expense represents the cost for contractors who are typically compensated by the hour. Therefore, direct expenses fluctuate in direct proportion to net service revenues.  Staffing services direct expenses as a percentage of net service revenues were 71% for the six months ended June 30, 2007 as compared to 70% for the six months ended June 30, 2006.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the six months ended June 30, 2007 were $7.1 million or 39% of net service revenue, as compared to $4.3 million or 45% of net service revenue for the six month period ended June 30, 2006. The increase in expenses of $2.8 million was the result of the increased cost structure associated with the Averion Inc. acquisition and expenses associated with supporting a larger organization offset partially by a reduction in accrued relocation costs to former officers of $0.2 million.  Excluding this offset, selling, general and administrative expenses for the six months ended June 30, 2007 were $7.3 million or 40% of net service revenue.  Additionally, Averion Europe incurred $0.6 million in selling, general and administrative expenses during the six months ended June 30, 2007 as compared to zero for the six months ended June 30, 2006.  The improvement in selling, general, and administrative expenses as a percentage of sales for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was principally the result of increased net service revenues which offset the effects of a 64% increase in selling, general and administrative expenses.

We have implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business.  We expect these changes to allow us to better compete in the marketplace. Under such plans, our active clinical research employee base declined by approximately 13%. The reduction of our workforce was completed during the six months ended June 30, 2007.  We incurred $1.0 million of restructuring charges for associated pay and benefits for affected personnel in the six months ended June 30, 2007.  During this period, we made associated payments of $0.4 million and had payment obligations of $0.6 million as of June 30, 2007.  We expect to make the remainder of the associated payments over the next 9 months.  Through these reductions, we expect to generate savings in annualized operating expenses of approximately $2.5 million.

We have also implemented plans to restructure our staffing services segment in order to improve operating efficiencies and reduce costs.  Under such plan, we reduced our staffing services employee base.  We incurred $0.3 million of restructuring charges for associated pay and benefits for affected staffing services personnel in the six months ended June 30, 2007.  As of June 30, 2007, we had payment obligations of $0.3 million.  We expect to make the associated payments over the next 12 months.  We have begun evaluating, and will continue to evaluate, strategic alternatives to mitigate the adverse financial impact of our staffing services business segment on the Company.

Depreciation expense increased to $0.4 million for the six months ended June 30, 2007 as compared to $0.1 million  for the six months ended June 30, 2006. This increase was primarily the result of the additional depreciation associated with the fixed assets acquired in the Averion Inc. merger.

Amortization expense increased to $0.4 million for the six months ended June 30, 2007 as compared to $0.1 million for the six months ended June 30, 2006, primarily due to the values assigned to finite life intangibles in connection with the Averion Inc. merger.

Interest expense increased to $0.3 million for the six months ended June 30, 2007 as compared to $21,000 for the six months ended June 30, 2006, due to the increase in the principal amount outstanding as a result of the notes issued in connection with the recent merger and acquisition activity.

The net loss for the six months ended June 30, 2007 increased to $2.6 million, or $0.00 per basic and fully diluted share, as compared to a net loss of $1.8 million, or $0.03 per basic and fully diluted share, for the six months ended June 30, 2006. The increase in weighted average number of basic and fully diluted common shares outstanding was the primary reason for the decrease in net loss per share.

Liquidity and Capital Resources

Our primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition and transaction related costs, capital expenditures, and facilities-related expenses. The CRO industry is generally not capital intensive.  Our principal source of cash is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be adversely affected. Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations will be sufficient to meet our foreseeable cash needs for the next twelve months. However, if we significantly expand our business through acquisitions and/or continue to incur a loss from operations, we may need to raise additional funds through the sale of debt or equity securities.

Our contracts generally require a portion of the contract amount to be paid upon contract execution.  Additional payments are generally billed monthly on a time and materials basis, on a per unit basis, or based upon negotiated performance milestones throughout the life of the contract, resulting in a low volume of large-dollar receipts.  Accordingly, cash receipts do not necessarily correspond to costs incurred or to revenue recognized.

Our net cash used by operating activities was $0.4 million for the six months ended June 30, 2007, compared with net cash used by operating activities of $0.8 million for the six months ended June 30, 2006. The improvement in our net loss, excluding the effects of certain non-cash items, was the primary reason for the decrease in cash used by operating activities.  During the six months ended June 30, 2007, approximately $1.3 million in cash was used to fund the cash requirements of Averion Europe GmbH.

The number of days sales outstanding (DSO) in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts.  At June 30, 2007, our DSO was 21 days compared to 32 days at June 30, 2006 and 35 days at December 31, 2006.  The decrease in DSO is primarily due to an increased focus on cash management and, in particular, cash collections.  Gross accounts receivable decreased $0.7 million to $5.2 million at June 30, 2007 from $5.9 million at December

31, 2006.  The decrease in gross accounts receivable was primarily due to the timing of billings on ongoing contracts and an increase in collections related to billings on ongoing contracts.

Costs and estimated earnings in excess of related billings on uncompleted contracts decreased $0.3 million to $1.6 million at June 30, 2007 from $1.9 million at December 31, 2006.  The decrease primarily represents timing differences between revenue recognized and the timing of billings.  At June 30, 2007, approximately 46% of the total costs and estimated earnings in excess of related billings on uncompleted contracts were attributable to three (3) client balances.  These three (3) client balances represented 16%, 16% and 14% of the total, respectively.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $1.1 million to $2.9 million at June 30, 2007 from $4.0 million at December 31, 2006.  The decrease primarily represents a reduction in the volume and amount of initial payments made upon contract execution and the difference in timing of application of the initial payments previously received.

Net cash used by investing activities was $0.4 million for the six months ended June 30, 2007, compared with net cash used by investing activities of $0.1 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, expenditures of $0.1 million and $0.1 million were incurred for the purchase of a new financial system and equipment to support European operations, respectively.

Net cash used by financing activities was $0.3 million for the six months ended June 30, 2007, compared with net cash used by financing activities of $32,000 for the six months ended June 30, 2006.  The increase in cash used by financing activities was the result of an increase in payments on notes payable.

As a result of these cash flows, our cash and cash equivalents balance at June 30, 2007 was $7.0 million as compared to $8.1 million at December 31, 2006.

We intend to use our cash for general working capital purposes, improvements to our technical infrastructure, and to support our acquisition strategy. As we search for additional acquisition opportunities to enhance the services we provide, we expect to utilize both cash and stock to fund the acquisitions. We may also seek to obtain additional debt or equity financing in order to support the growth and increase the value of our business.

Off Balance Sheet Financing Arrangements

As of June 30, 2007, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements.”  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, strategic alternatives related to our staffing services business segment, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

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

Due to the foregoing items and potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

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

•                                          We have developed and disseminated critical accounting policies and procedures to the accounting staff; and

•                                          We have engaged a third party consulting firm to assist us with documentation and evaluation of our internal control over financial reporting in conjunction with our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Internal Control Over Financial Reporting

There were no significant changes made in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as all the remedial measures have not been fully implemented or have not operated for a significant period of time.  Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and continue to materially affect our internal control over financial reporting. However, we do intend to take additional remedial action related to our material weakness described above which may result in a significant change to our internal controls over financial reporting in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders of the Company on May 23, 2007 (the “Annual Meeting”).  The results of the vote on all items voted upon at the Annual Meeting were previously reported in our Current Report on Form 8-K filed on May 30, 2007 which is incorporated herein by reference.

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

Averion International Corp.
(Registrant)

Dated: August 14, 2007	By:	/s/ Dr. Philip T. Lavin
Dr. Philip T. Lavin
Chief Executive Officer

Dated: August 14, 2007	By:	/s/ Christopher G. Codeanne
Christopher G. Codeanne
Chief Financial Officer