Form 10QSB
period 2007-09-30
Averion International Corp.
filed 2007-11-14
CIK 1193940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Common Stock, $0.001 par value per share, 750,000,000 shares authorized, 624,257,454 issued and outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As prescribed by Item 310 of Regulation S-B, the unaudited interim financial statements have been prepared to reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented and are of a normal and recurring nature. Our unaudited financial statements for the three and nine months ended September 30, 2007, follow.

AVERION INTERNATIONAL CORP.

Consolidated Balance Sheets

	Sept 30, 2007	December 31, 2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,480,051	$8,097,577
Accounts receivable (net of allowance for doubtful accounts of $60,512 and $80,798 for 2007 and 2006, respectively)	4,628,378	4,542,811
Costs and estimated earnings in excess of related billings on uncompleted contracts	958,539	1,877,711
Prepaid and other current assets	718,258	734,650
Assets held for sale from discontinued operations	799,262	1,349,654
Total Current Assets	13,584,488	16,602,403
Property and equipment, net	1,482,028	1,434,305
Goodwill	21,967,579	21,967,579
Finite life intangibles (net of accumulated amortization of $1,168,729 and $570,041 for 2007 and 2006, respectively)	4,014,271	4,612,959
Deposits	144,902	144,342
Total Assets	$41,193,268	$44,761,588

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,074,353	$707,319
Accrued payroll and employee benefits	810,647	1,042,200
Current portion of capital lease obligations	33,240	22,591
Current portion of notes payable	957,404	978,031
Customer Advances	958,046	1,043,384
Billings in excess of costs and estimated earnings on uncompleted contracts	2,871,851	3,985,114
Deferred rent	521,072	544,972
Other accrued liabilities	1,370,233	1,079,269
Liabilities held for sale from discontinued operations	479,450	541,375
Total Current Liabilities	9,076,296	9,944,255
Long-term capital lease obligations, less current portion	14,913	41,636
Notes payable, less current portion	5,731,127	6,213,795
Total Liabilities	14,822,336	16,199,686

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.001 par value, 750,000,000 shares authorized, 498,629,330 shares issued and outstanding	$498,629	$498,379
Convertible warrants	164,000	164,000
Common stock to be issued	859,238	837,363
Additional paid-in capital	35,770,187	35,466,055
Other comprehensive loss	(96,627)	(7,075)
Retained deficit	(10,824,495)	(8,396,820)
Total Stockholders’ equity	26,370,932	28,561,902
Total Liabilities and Stockholders’ Equity	$41,193,268	$44,761,588

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2007	2006	2007	2006
Net service revenue	$7,820,226	$4,829,952	$22,197,507	$7,343,482
Reimbursement revenue	979,979	385,754	2,004,665	661,215
Total revenue	8,800,205	5,215,706	24,202,172	8,004,697

Operating expenses:
Direct expenses	4,214,033	2,653,367	13,301,209	4,659,597
Reimbursable out-of-pocket expenses	979,979	385,754	2,004,665	661,215
Sales, general and administrative expenses	2,799,919	2,787,342	8,265,827	4,726,216
Depreciation and amortization expense	338,107	293,251	1,044,111	461,372
Restructuring charges	—	—	723,036	—
Total operating expenses	8,332,038	6,119,714	25,338,848	10,508,400
Net operating income (loss)	468,167	(904,008)	(1,136,676)	(2,503,703)

Other income (expense):
Interest income	76,164	90,072	246,966	224,521
Interest expense	(141,527)	(107,748)	(435,203)	(127,697)
Other	94,792	—	123,759	—
Total other income (expense)	29,429	(17,676)	(64,478)	96,824

Income (loss) from continuing operations before income taxes	497,596	(921,684)	(1,201,154)	(2,406,879)
Income taxes	—	—	—	—
Net income (loss) from continuing operations	497,596	(921,684)	(1,201,154)	(2,406,879)
Loss from discontinued operations	(374,439)	(125,404)	(1,226,521)	(469,568)
Net income (loss)	123,157	(1,047,088)	(2,427,675)	(2,876,447)
Beneficial conversion feature	—	(4,069,022)	—	(4,069,022)
Net income (loss) applicable to common shareholders	$123,157	$(5,116,110)	$(2,427,675)	$(6,945,469)

Basic earnings (loss) per common share:
Net income (loss) from continuing operations	$0.00	$(0.01)	$(0.00)	$(0.03)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Beneficial conversion feature	—	$(0.02)	—	$(0.04)
Net income (loss)	$0.00	$(0.03)	$(0.00)	$(0.07)
Weighted average number of common shares outstanding	498,606,232	159,876,736	498,484,840	93,591,496

Diluted earnings (loss) per common share:
Net income (loss) from continuing operations	$0.00	$(0.01)	$(0.00)	$(0.03)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Beneficial conversion feature	—	$(0.02)	—	$(0.04)
Net income (loss)	$0.00	$(0.03)	$(0.00)	$(0.07)
Weighted average number of common shares outstanding	502,423,301	159,876,736	498,484,840	93,591,496

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006
Cash flows from operating activities
Net loss	$(2,427,675)	$(2,876,447)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	519,557	202,919
Amortization of finite life intangibles	598,688	339,586
Amortization of deferred rent	(36,091)	179,278
Bad debt expense	41,000	—
Stock based compensation	326,007	366,577
Changes in assets and liabilities:
Accounts receivable	355,984	788,613
Costs and estimated earnings in excess of related billings on uncompleted contracts	949,291	(1,160,074)
Prepaid and other current assets	53,679	(161,720)
Accounts Payable	379,925	122,996
Accrued payroll and employee benefits	(323,716)	105,361
Customer advances	(85,338)	996,972
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,115,743)	84,703
Other accrued liabilities	305,884	400,994
Net cash used by operating activities	(458,548)	(610,242)

Cash flows from investing activities
Purchase of property and equipment	(560,744)	(247,632)
Other	29,482	(103,181)
Purchase of Averion Inc., net of cash acquired	—	(5,311,136)
Net cash used by investing activities	(531,262)	(5,661,949)

Cash flows from financing activities
Payments on capital lease obligation	7,616	—
Proceeds from issuance of stock	250	5,000,000
Payments on notes payable	(526,717)	(81,924)
Net cash provided (used) by financing activities	(518,851)	4,918,076
Effect of exchange rate changes on cash	(108,865)	—

Net decrease in cash and cash equivalents	(1,617,526)	(1,354,115)
Cash and cash equivalents, beginning of period	8,097,577	6,414,770
Cash and cash equivalents, end of period	$6,480,051	$5,060,655

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS

NATURE OF BUSINESS

Averion International Corp. and its consolidated subsidiaries are referred to throughout this report as “we,” “us,” “our,” and the “Company.”

Averion International Corp. was organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International Corporation and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group. In November 2005, we acquired the assets of Millennix, Inc. (“Millennix”), a contract research organization (“CRO”) that provides comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology. On March 2, 2006, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc. On July 31, 2006, we acquired Averion Inc., a CRO that provides clinical research services for Phase I through Phase IV clinical trials, with a focus in medical devices, oncology, dermatology, nephrology and other complex medical conditions. In addition, we expanded our CRO operations into Europe in August 2006, when we started our European operation with the acquisition of Pengetank 253. Subsequent to the acquisition, the name of Pengetank 253 was changed to Averion Europe GmbH. On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our name to Averion International Corp. In connection with our name change, our stock trading symbol was changed from “ITER.OB” to “AVRO.OB.”  As set forth in further detail in Note 14 to these unaudited consolidated financial statements, on October 31, 2007, we acquired Hesperion AG, an international CRO based in Switzerland.

We are a CRO focused on providing our clients with services and solutions throughout the drug development process. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries. During the period ended September 30, 2007, we operated in two business segments: clinical research and staffing services. As set forth in further detail in Note 14 to these unaudited consolidated financial statements, on October 3, 2007, we sold our staffing services operating segment to members of management of that operating segment.

2.                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months and nine months ended September 30, 2007 and 2006, respectively, should be read in conjunction with the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007. These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (“GAAP”) and in accordance with the applicable rules of the SEC, but do not include all of the information and disclosures required by GAAP for complete financial statements. The operating results for the three months and nine months ended September 30, 2007 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2007.

Discontinued operations relate to the sale of the Company’s staffing services operating segment. Certain amounts in the December 31, 2006 financial statements and in the September 30, 2006 unaudited financial statements have been reclassified to conform to the presentation of the September 30, 2007 financial statements.

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

We comply with Financial Accounting Standards Board Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During the nine months ended September 30, 2007 and 2006, respectively, our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

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

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent,” as is customary in the industry, we exclude from revenue and expense in the unaudited Consolidated Statements of Operations fees paid to investigators and the associated reimbursement where we act as an agent on behalf of company sponsors with regard to such payments. These investigator fees are not reflected in our reimbursement revenue or reimbursable out-of-pocket expenses. The amount of investigator fees paid were $2.2 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable, and costs and estimated earnings in excess of billings on uncompleted contracts. As of September 30, 2007, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $5.6 million. Of this amount, approximately 14% was due from one customer. As of December 31, 2006, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $6.5 million. Of this amount, approximately 43% was due from one customer. Management believes that concentrations of credit risk with respect to our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are mitigated, to some degree, because a majority of our exposure is with large, well established companies.

FINITE LIFE INTANGIBLE ASSETS

The company accounts for finite life intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At September 30, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At September 30, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its goodwill.

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

At January 1, 2007, the Company had unrecognized tax benefits of $2.9 million. The Company has a valuation allowance against the full amount of its net deferred taxes. It is the Company’s policy to provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. Future changes to the unrecognized tax benefit will not have a material impact on the Company’s effective tax rate due to the existence of the full valuation allowance. The Company does not reasonably anticipate the unrecognized tax benefit to change significantly within the next twelve months.

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

3.                                      DISCONTINUED OPERATIONS

On October 3, 2007, the Company completed the sale of its staffing services operating segment. The staffing services operating segment met the criteria of a disposal group during the three month period ended September 30, 2007 under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Therefore, the assets and liabilities of this segment are classified as held for sale on the statement of financial position as of September 30, 2007 and December 31, 2006. Additionally, the operating results of this operating segment are presented in the Company’s statement of operations as discontinued operations for all periods presented.

4.                                      SUPPLEMENTAL PROFORMA INFORMATION

The results of operations for the nine months ended September 30, 2006 do not include the full nine months results of Averion Inc. as the date of acquisition was July 2006. Had we acquired Averion Inc. on January 1, 2006, our total revenues would have been $18.9 million, an increase of $10.9 million, for the nine months ended September 30, 2006. Our net loss for the nine months ended September 30, 2006 would have been $7.7 million, an increase in our net loss of $0.7 million, and our net loss per share would have decreased to $0.05 per basic and fully diluted share primarily due to an increase in the proforma weighted average number of common shares outstanding.

5.                                      NOTES PAYABLE

We assumed notes payable to Millennix employees as a part of the Millennix acquisition. In addition, as part of the Averion Inc. merger, promissory notes were issued to the Averion Inc. shareholders. The notes issued to the Millennix employees bear interest payable monthly at the prime rate of interest. The Averion Inc. notes bear interest payable monthly at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.75% as of January 1, 2007 and September 30, 2007, respectively). The notes mature at various times over the next five years.

Aggregate maturities of debt as of September 30, 2007 are as follows:

2007	$474,735
2008	513,796
2011	5,700,000
Total notes payable	$6,688,531

6.                                      SHARE-BASED COMPENSATION

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

In accordance with SAB 107, the valuation assumptions for the three and nine month periods ended September 30 are presented below:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Risk free interest rate	4.2%	4.11%	4.6%	4.7%
Expected dividend yield	—	—	—	—
Expected term (years)	4.0	4.0	4.0	4.0
Expected volatility	85%	85%	85%	85%
Forfeiture rate	50%	50%	50%	50%

A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

	Shares	Range of Exercise prices	Approximate Weighted- average exercise price
Outstanding at December 31, 2006	29,209,128	$0.09-0.25	$0.17
Granted	22,544,500	$0.14-0.18	$0.15
Exercised	(499)	$0.17	$0.17
Cancelled	(11,127,581)	$0.10-0.25	$0.18
Outstanding at September 30, 2007	40,625,548	$0.09-0.25	$0.16
Exercisable at September 30, 2007	7,206,855	$0.09-0.25	$0.15

The weighted-average fair value of options granted during each of the nine month periods ended September 30, 2007 and 2006, respectively, using the Black-Scholes method was $0.10 per share. The weighted-average remaining contractual life of the options outstanding at September 30, 2007 was 8.9 years. The weighted-average remaining contractual life of exercisable options at September 30, 2007 was 7.9 years. The fair value of the options vested during the nine months ended September 30, 2007 and 2006 was approximately $0.4 million and $0.06 million, respectively.

For each of the nine months ended September 30, 2007 and 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.3 million, or $0.00 on a basic and fully diluted earnings per share basis. As of September 30, 2007, there was $1.3 million of total unrecognized compensation cost related to unvested share based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 3 years. The intrinsic value of options outstanding at September 30, 2007 was $0.9 million.

At September 30, 2007, 59,373,953 shares remained available for future issuance or grant under the Company’s 2005 Equity Incentive Plan. The Company has a policy of issuing new shares to satisfy share option exercises.

7.                                      EARNINGS PER SHARE

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

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share for the three and nine months ended September 30 were computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income (loss)	$123,157	$(5,116,110)	$(2,427,675)	$(6,945,469)
Weighted average number of common shares outstanding used in computing basic loss per share	498,606,232	159,876,736	498,484,840	93,591,496
Dilutive effect of stock options and warrants outstanding	3,817,068	—	—	—
Weighted average shares used in computing fully diluted loss per share	502,423,301	159,876,736	498,484,840	93,591,496
Basic income (loss) per share	$0.00	$(0.03)	$(0.00)	$(0.07)
Fully diluted income (loss) per share	$0.00	$(0.03)	$(0.00)	$(0.07)

8.                                      REPORTABLE SEGMENTS

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for reporting business segment information. For the period ended September 30, 2007, we operated in two business segments: clinical research and staffing services and serve a variety of clients in the pharmaceutical, biotechnology and medical device industries. As set forth in further detail in Note 14 to these unaudited consolidated financial statements, on October 3, 2007, we sold our staffing services operating segment to members of the management of that operating segment. Accordingly, pursuant to SFAS 144, we treat our staffing services business segment as a discontinued operation in the unaudited consolidated financial statements and these Notes.

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

During the period ended September 30, 2007, our staffing services segment assisted our clients by providing them the expertise necessary to evaluate, structure, implement and maintain effective quality programs and processes that ensure compliance with FDA regulations throughout the product development and manufacturing lifecycle.

We included the cost of corporate accounting, legal, investor relations, insurance, board expenses, SEC filing and compliance, and share based compensation in our corporate operating expenses during the three and nine month periods ended September 30, 2007 and 2006. These amounts are included in sales, general and administrative expenses in the unaudited Consolidated Statements of Operations. We included certain cash equivalents in corporate assets.

The segment data is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total revenue:
Clinical research	$8,800,205	$5,215,706	$24,202,172	$8,004,697
Staffing services	—	—	—	—
Total revenue	$8,800,205	$5,215,706	$24,202,172	$8,004,697

Net operating income/(loss):
Clinical research	$1,435,419	$(134,848)	$2,252,986	$(586,842)
Staffing services	—	—	—	—
Corporate	(967,252)	(769,160)	(2,666,626)	(1,916,861)
Restructuring charges	—	—	(723,036)	—
Total net operating income (loss)	$468,167	$(904,008)	$(1,136,676)	$(2,503,703)

	September 30, 2007	December 31, 2006
Total assets:
Clinical research	$34,917,136	$36,804,836
Corporate	5,476,870	6,607,098
Total assets from continuing operations	$40,394,006	$43,411,934
Staffing services (assets held for sale from discontinued operations)	799,262	1,349,654
Total assets	$41,193,268	$44,761,588

9.                                      COMMITMENTS AND CONTINGENCIES

We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

10.                               INCOME TAXES

Inasmuch as the Company incurred losses during the nine months ended September 30, 2007, there was no accrual of income taxes. The Company has established a full valuation allowance against any future benefit of these losses.

11.                               COMPREHENSIVE LOSS

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows for the nine month period ended September 30:

	2007	2006
Net Loss	$(2,427,675)	$(2,876,447)
Foreign currency translation adjustment	(89,552)	—
Comprehensive Loss	$(2,517,227)	$(2,876,447)

12.                               RELATED PARTY TRANSACTIONS

 During the nine months ended September 30, 2007, we paid (i) $69,000 to SCI Inc., an entity controlled by Fred Sancilio, a director of the Company, for consulting expenses, (ii) $30,000 to Alastair McEwan, a director of the Company, for his services as a consultant to the Company, and (iii) $20,000 to ComVest Group Holdings, LLC, an affiliate of ComVest, for professional services provided to the Company.

13.                               RESTRUCTURING CHARGES

We implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business. We expect these changes to allow us to better compete in the marketplace. A total of $1.0 million in restructuring charges were incurred during the nine months ended September 30, 2007.

Under such plans, our active clinical research employee base declined by approximately 13%. The reduction of our workforce was completed during the six month period ended June 30, 2007. We incurred $0.7 million of restructuring charges for associated pay and benefits for affected personnel during the nine months ended September 30, 2007. During this period, we made associated payments of $0.4 million and had payment obligations of $0.3 million as of September 30, 2007. We expect to make the remainder of the associated payments over the next six months. Through these reductions, we expect to generate savings in annualized operating expenses of approximately $2.5 million.

Prior to divesting our staffing services segment on October 3, 2007, we also implemented plans to restructure our staffing services segment in order to improve operating efficiencies and reduce costs. Under such plan, we reduced our staffing services employee base. We incurred $0.3 million of restructuring charges included in discontinued operations for associated pay and benefits for affected staffing services personnel in the nine months ended September 30, 2007. As of September 30, 2007, we had payment obligations of $0.2 million. We expect to make the associated payments over the next ten months.

14.                               SUBSEQUENT EVENTS

Divestiture of Staffing Services Business Segment

On October 3, 2007, we entered into an Asset Purchase Agreement (the “APA”) by and among us, IT&E International, Inc., a California corporation and our wholly owned subsidiary (“IT&E California”), on the one hand, and IT&E, Inc., a Pennsylvania corporation (“IT&E Purchaser”), Philip Clark, an individual (“Clark”) and Harvey Greenawalt, an individual (“Greenawalt”), on the other hand, pursuant to which we sold to the IT&E Purchaser all of the assets of our staffing services business segment which provides staffing and regulatory compliance and validation services to life sciences companies, and includes all of the assets of IT&E California (the “IT&E Staffing Services Business”), for an aggregate purchase price of Two Million Two Hundred Seventy Five Thousand Dollars ($2,275,000) (the “Purchase Price”).

The Purchase Price was paid as follows: (i) at the closing of the Purchase Transaction (as defined below) which also took place on October 3, 2007 (the “Closing”), the IT&E Purchaser delivered to us a cash payment in the aggregate amount of Four Hundred Fifty Five Thousand Dollars ($455,000), (ii) at the Closing, the IT&E Purchaser issued to us a promissory note in the principal amount of Eight Hundred Thousand Dollars ($800,000) (the “Term Note”) and a promissory note in the principal amount of Seven Hundred Seventy Thousand Dollars ($770,000) (the “Interest Only Note,” and together with the Term Note, the “Notes”); and (iii) the IT&E Purchaser became obligated to deliver to us an additional cash payment of Two Hundred Fifty Thousand Dollars ($250,000) as follows:  (a) Eighty Three Thousand Three Hundred Thirty Three Dollars ($83,333) on or before January 31, 2008; (b) Eighty Three Thousand Three Hundred Thirty Three Dollars ($83,333) on or before April 30, 2008; and (c) Eighty Three Thousand Three Hundred Thirty Four Dollars ($83,334) on or before July 31, 2008 (collectively, the “Deferred Payments”). The ability of the IT&E Purchaser to make the Deferred Payments and payments under the Notes will be dependant upon the IT&E Purchaser’s ability to generate positive future cash flow from the IT&E Staffing Services Business. The Company is currently evaluating the fair value of the Deferred Payments and the Notes. The transaction is referred to herein as the “Purchase Transaction.”

The entire unpaid principal balance of the Term Note, plus all accrued interest thereon remaining unpaid, shall be due and payable by the IT&E Purchaser to us in monthly installments, beginning January 31, 2008, per an amortization schedule attached to the Term Note. The interest on the Term Note shall accrue as follows:  (i) commencing as of January 1, 2008 through December 31, 2008, interest shall accrue on the outstanding principal thereunder at the rate of six percent (6%) per annum over a five (5) year amortization schedule; (ii) commencing as of January 1, 2009 through December 31, 2009, interest shall accrue on the then outstanding balance thereunder at the rate of eight percent (8%) per annum over a three (3) year amortization schedule; and (iii) thereafter until paid in full, interest shall accrue on the then outstanding balance thereunder at the rate of ten percent (10%) per annum over a one (1) year amortization schedule.

The Interest Only Note is due and payable by the IT&E Purchaser to us as follows: interest accrued shall be payable monthly in arrears the last day of each month until October 3, 2010, at which time the entire unpaid principal balance of the Interest Only Note, plus all accrued and interest thereon remaining unpaid, shall be due and payable in full. The Interest Only Note shall accrue interest at a rate of eight percent (8%) per annum, cumulative, but not compounded.

Pursuant to the APA, we have agreed to indemnify the IT&E Purchaser for a period of two (2) years for fifty percent (50%) of all (i) demands, claims, suits, actions, causes of action, proceedings and assessments brought by any third party; and (ii) costs and expenses (including, without limitation, interest (including prejudgment interest in any litigated or arbitrated matter), court costs and fees and expenses of attorneys and expert witnesses) of investigating, defending or asserting any of the foregoing or of enforcing the APA (a “Claim”) asserted against the IT&E Purchaser by any third party arising out of or resulting from the IT&E Staffing Services Business, but only to the extent such Claim is based on facts and circumstances in existence prior to the Closing; provided, however, that we shall have no obligation to indemnify the IT&E Purchaser to the extent the aggregate amount of any Claims exceed an amount equal to an aggregate of Nine Hundred Ten Thousand Dollars ($910,000).

For so long as the Term Note, Interest Only Note or any payment obligation of the IT&E Purchaser remains outstanding, we shall (i) be entitled to, in our sole option, appoint one director to the IT&E Purchaser’s board of directors who shall be one of our employees, mutually agreed to by us and the IT&E Purchaser, or in the alternative, if we decide not to appoint a director to the IT&E Purchaser’s board of directors, IT&E Purchaser shall allow one of our representatives to attend all IT&E Purchaser board of director meetings in a nonvoting capacity; and (ii) have a right of first refusal with respect to (a) any sale or other transfer of IT&E Purchaser as a whole; (b) any sale or other transfer of all or substantially all of the assets comprising the IT&E Staffing Services Business by IT&E Purchaser; or (c) the sale or transfer of any equity security held by either Clark or Greenawalt, in each case to any third party, which allows us to purchase the assets described in (a), (b) or (c) above at the same price, terms and conditions for which they were proposed to be sold to a third party.

Pursuant to the APA, we agreed that for a period of one (1) year from the Closing we will not: (i) engage in a business that is competitive with the IT&E Staffing Services Business within the territorial limits of the United States other than certain arrangements, understandings and agreements with certain of our existing customers and clients and services provided to customers in the ordinary course of our contract research organization business; or (ii) actively solicit or encourage any employee of the IT&E Purchaser to terminate such employment with IT&E Purchaser for the purpose of entering into an employment arrangement with us.

Hesperion Acquisition

On October 31, 2007 (the “Cerep Closing Date”), we entered into a Securities Purchase Agreement (the “Cerep SPA”) with Cerep S.A., a French corporation (“Cerep”), pursuant to which we purchased all of the outstanding capital stock of Hesperion AG, a Swiss corporation and a wholly owned subsidiary of Cerep (“Hesperion”), for an aggregate purchase price of Twenty Five Million Euros (€25,000,000) (or, based upon the exchange rate on the Cerep Closing Date, approximately Thirty Six Million Two Hundred Twenty Five Thousand Dollars ($36,225,000)) as follows: (i) on the Cerep Closing Date, we paid Cerep Twenty Million Euros (€20,000,000) in cash; and (ii) within thirty (30) days after the Cerep Closing Date, we are obligated to either (a) issue Cerep a promissory note in the aggregate principal amount of Five Million Euros (€5,000,000) secured by an irrevocable and on demand stand-by letter of credit issued by a reputable international bank selected by us, or (b) issue Cerep a promissory note in the aggregate principal amount of Two Million Five Hundred Thousand Euros (€2,500,000) and pay Cerep an additional Two Million Five Hundred Thousand Euros (€2,500,000) in cash (collectively, the “Purchase Price”). The Purchase Price was partially paid with funds received from the Debt Financing Transaction (as defined below), a portion of which funds were provided to us by certain of our affiliates as described below under the heading “Financing Transaction.”

The entire unpaid principal balance of the promissory note to be issued as part of the Purchase Price within thirty (30) days after the Cerep Closing Date, plus all accrued but unpaid interest thereon, will become due and payable by us to Cerep on October 31, 2010 (the “Maturity Date”). In addition, this promissory note will bear interest at the rate of six percent (6%) per annum and shall be paid quarterly in arrears beginning on January 31, 2008 and on the last day of each and every quarterly period thereafter until the Maturity Date.

Pursuant to the Cerep SPA, Cerep has agreed to indemnify us and our officers, directors, employees, agents, affiliates, stockholders, accountants, counsel, investment bankers, financial advisors or other representatives (collectively, the “Representatives”) for a period of eighteen (18) months after the Cerep Closing Date for any damages (including consequential, indirect and special damages), claim, demand, settlement, judgment, award, fine, penalty, tax, costs (including costs of investigation) and expenses (including legal fees and expenses, whether relating to a third-party claim or action by us to enforce our rights under the Cerep SPA or any other action, proceeding or claim), injury, decline or diminution in value, lost opportunity, lost profits or liability (contingent or otherwise) that we or our Representatives sustain or incur (collectively, the “Losses”) to the extent caused by or arising out of any inaccuracy or breach of any of the representations, warranties or covenants made by Cerep to us in the Cerep SPA; provided, however, that we and our Representatives shall not be entitled to indemnification pursuant to the Cerep SPA for any Losses of an individual amount under Thirty Thousand Euros (€30,000) until the aggregate amount of such Losses under all claims exceeds One Hundred and Twenty Five Thousand Euros (€125,000) (the “Threshold”), at which time we and our Representatives shall be entitled to indemnification for all Losses, not just those in excess of the Threshold. Cerep shall not have any obligation to indemnify us or our Representatives to the extent the aggregate amount of the Losses for which we and our Representatives are entitled to indemnification under the Cerep SPA exceeds an amount equal to Two Million Five Hundred Thousand Euros (€2,500,000) (after which point Cerep will have no obligation to indemnify us or our Representatives from and against any further Losses). In addition, we have the right to offset the amount of any Losses against the outstanding balance of unpaid principal and interest under the promissory note issued to Cerep as part of the Purchase Price; provided, however, that our right to offset shall be subject to the Threshold and amount limitation set forth above.

Pursuant to the Cerep SPA, for a period of three (3) years after the Cerep Closing Date, Cerep will not: (i) directly or indirectly, engage or invest in, manage, operate, or control, or participate in the ownership, management, operation, or control of, any business whose products or activities compete anywhere in the world with ours or Hesperion’s, or any of our or Hesperion’s affiliates, within the fields of regulatory services and clinical project management in areas such as contract services related to the conduct of Phase I through Phase IV human clinical trials, including project management, monitoring, data management, biostatistics, and medical writing of the nature provided by us and Hesperion on the Cerep Closing Date (the “Restricted Activity”); provided, however, that the following shall not be considered Restrictive Activity: (x) collaborative or services agreement signed by Cerep with a third party involved in the Restrictive Activity; or (y) acquisition of Cerep by a third party involved in the Restrictive Activity; or (ii) solicit or entice away from their employment or engagement any of our, our subsidiaries’ or our affiliates’, employees, contractors, consultants or contract partners.

Hesperion was founded in 1996 and is a contract research organization with specific expertise in cardiology and oncology. Hesperion has focused on establishing clinical development partnerships with medical device, biotech and pharmaceutical companies and has employed clinical research professionals with expertise in medical and regulatory affairs, clinical operations, data management and statistics in the following countries: Switzerland, the United States, the United Kingdom, France, the Netherlands, Poland, Russia and Israel.

In connection with the acquisition of Hesperion, we paid ComVest Group Holdings, LLC, an affiliate of ComVest, a financial advisory services fee in the amount of Three Hundred Thousand Dollars ($300,000).

Financing Transaction

On October 31, 2007 (the “Debt Financing Closing Date”), we also entered into the following agreements pursuant to which we sold Twenty Four Million Dollars ($24,000,000) of senior secured notes (the “Notes”) and issued an aggregate of one hundred fifteen million two hundred thousand (115,200,000) shares of our common stock (the “Shares”) (the “Debt Financing Transaction”) to ComVest Investment Partners II LLC, a Delaware limited liability company (“ComVest”), Cumulus Investors, LLC, a Nevada limited liability company (“Cumulus”), and Dr. Philip T. Lavin (“Lavin” and together with ComVest and Cumulus, each a “Buyer” and collectively, the “Buyers”): (i) a Securities Purchase Agreement between us and the Buyers (the “Debt SPA”); (ii) a Registration Rights Agreement between us and the Buyers (the “Registration Rights Agreement”); (iii) a Pledge Agreement between us and Cumulus, in its capacity as collateral agent for the Buyers (the “Collateral Agent”) (the “Pledge Agreement”); (iv) a Security Agreement between us, Averion Inc., a Delaware corporation and our wholly owned subsidiary (“Averion Inc.”), and IT&E International, a California corporation and our wholly owned subsidiary (“IT&E”), on the one hand, and the Buyers and Collateral Agent, on the other hand (the “Security Agreement”); and (v) a Guaranty in favor of the Collateral Agent for the benefit of the Buyers which was executed by Averion Inc. and IT&E (the “Guaranty”).

ComVest, which beneficially owned directly or through affiliates approximately 52.98% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Note in the principal amount of Eleven Million Dollars ($11,000,000) and was issued fifty two million eight hundred thousand (52,800,000) Shares in connection therewith. After the Second Closing (defined below), ComVest, or its affiliates, beneficially own approximately 50.84% of our common stock. Michael Falk, chairman of our board of directors (the “Board”) and Cecilio Rodriguez, one of our directors, are affiliates of ComVest. In addition, Lavin, one of our directors, our current Executive Chairman and former Chief Executive Officer, and who beneficially owned directly or through affiliates approximately 21.12% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Note in the principal amount of Two Million Dollars ($2,000,000) and was issued nine million six hundred thousand (9,600,000) Shares in connection therewith. After the Second Closing, Lavin, or his affiliates, beneficially own approximately 18.43% of our common stock.

In connection with the Debt Financing Transaction, our Board determined that it would be in our best interests and the best interests of our stockholders to appoint a special committee of disinterested directors to consider the terms and conditions of the Debt Financing Transaction and approve such terms. To that end, our Board appointed Alastair McEwan, Robert Tucker and James Powers to a special committee of the Board (the “Special Committee”) with the sole power to approve the Debt Financing Transaction. In addition, the Special Committee retained independent counsel (“Special Counsel”) to assist it in evaluating the Debt Financing Transaction. On October 30, 2007, at a meeting of the Special Committee at which Special Counsel was present, the Special Committee approved the Debt Financing Transaction.

Debt SPA

Pursuant to the Debt SPA, we are obligated to sell and the Buyers are obligated to buy Notes in the aggregate principal amount of Twenty Six Million Dollars ($26,000,000) and shares of our common stock in the aggregate amount of one hundred twenty four million eight hundred thousand (124,800,000) Shares as follows: (i) on the Debt Financing Closing Date, we sold and issued to the Buyers and the Buyers purchased from us Notes in the aggregate principal amount of Twenty Four Million Dollars ($24,000,000) and shares of our common stock in the aggregate amount of one hundred fifteen million two hundred thousand (115,200,000) Shares; and (ii) within thirty (30) days after the Debt Financing Closing Date, we are obligated to sell and certain Buyers are obligated to buy from us Notes in the aggregate principal amount of an additional Two Million Dollars ($2,000,000) and shares of our common stock in the aggregate amount of nine million six hundred thousand (9,600,000) Shares (the “Second Closing”).

Pursuant to the Debt SPA, from the Debt Financing Closing Date until the date that no Notes remain outstanding, before we, or any of our affiliates, enter into any debt or equity financing or issue any debt or equity securities, subject to certain standard and customary exceptions (each, a “Future Offering”), we must give the Buyers the right to participate in any such Future Offering as follows:  the Buyers will have the option to purchase up to an aggregate of twenty five percent (25%) of the total amount of securities to be issued in such Future Offering on a pro rata basis.

Pursuant to the Debt SPA, from the Debt Financing Closing Date until the date that no Notes remain outstanding, Cumulus shall have the right to appoint one (1) person to attend and observe our Board meetings in a non-voting capacity. Such observation rights shall not be transferable to any third party or assignee.

In addition, pursuant to the Debt SPA, in the event that any Buyer’s Note is outstanding on the first (1st) anniversary of the Debt Financing Closing Date, we shall pay such Buyer a transaction fee in an amount equal to two percent (2%) of the purchase price of such outstanding Note.

Notes

We will pay interest on the Notes quarterly in arrears, beginning with the calendar quarter that commenced on October 1, 2007 as follows: (i) for the period commencing on the Debt Financing Closing Date and ending on the first (1st) anniversary thereafter, three percent (3%) per annum; (ii) for the period commencing on the first (1st) anniversary of the Debt Financing Closing Date and ending on the second (2nd) anniversary of the Debt Financing Closing Date, ten percent (10%) per annum; and (iii) for the period commencing on the second (2nd) anniversary of the Debt Financing Closing Date and ending on the third (3rd) anniversary of the Debt Financing Closing Date, fifteen percent (15%) per annum. The entire unpaid principal balance of the Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010 (the “Debt Maturity Date”). In addition, we have agreed to certain financial covenants as set forth in the Notes. If we breach any of the financial covenants set forth in the Notes, we will be required to make certain payments to the holders of the Notes.

The repayment of all outstanding principal and accrued interest under the Notes may be accelerated by the holders thereof upon any of the following events of default:  (i) default in payment of any principal amount due under the Notes; (ii) failure by us for ten (10) business days to comply with any other provision of the Notes in all material respects; (iii) initiation of a bankruptcy proceeding or related proceeding; (iv) an involuntary case or other proceeding is commenced directly against us or any of our subsidiaries seeking liquidation, reorganization or other relief; (v) breach of any covenant or other term or condition of any Debt Financing Transaction agreement, except, in the case of a breach of a covenant or other term that is curable, only if such breach continues for a period of at least ten (10) business days after written notice to us thereof; (vi) one or more judgments, non-interlocutory orders or decrees shall be entered by a U.S. state or federal or a foreign court or administrative agency of competent jurisdiction involving, in the aggregate, a liability (to the extent not covered by independent third-party insurance) as to any single or related series of transactions, incidents or conditions, of Two Hundred Fifty Thousand Dollars ($250,000) or more, and the same shall remain unsatisfied, unvacated, unbonded or unstayed pending appeal for a period of forty-five (45) days after the entry thereof; (vii) any lien created by any Debt Financing Transaction agreement shall at any time fail to constitute a valid and perfected first priority lien on all of the collateral purported to be secured thereby and the same is not cured within ten (10) business days of any such failure; (viii) there shall occur a change of control; or (ix) there occurs with respect to any issue or issues of indebtedness having an outstanding amount of Two Hundred Fifty Thousand Dollars ($250,000) or more in the aggregate, whether such indebtedness exists on the issue date or shall thereafter be created, an event of default that permits the holder thereof to declare such indebtedness to be due and payable prior to its stated maturity.

Registration Rights Agreement

The Registration Rights Agreement obligates us to file a registration statement covering all of the Shares within eighty (80) days after the Debt Financing Closing Date. If we fail to file a registration statement on or before such date or if we fail to have the registration statement declared effective within one hundred forty (140) days after the Debt Financing Closing Date, we must pay liquidated damages to the Buyers in an amount of cash equal to the product of (i) the number of affected Shares then held by each Buyer, multiplied by (ii) the weighted average price of a share of our common stock for the five (5) trading days immediately preceding the Debt Financing Closing Date; multiplied by (iii) two percent (2%) for every thirty (30) days the registration statement is either not timely filed or timely effective, as the case may be.

Pledge Agreement

Pursuant to the Pledge Agreement, we pledged and granted a first priority security interest in all of the capital stock and other equity interests of Averion Inc. and IT&E to the Collateral Agent, for the benefit of itself and the Buyers, as security for our performance of our obligations under the Notes.

Security Agreement

Pursuant to the Security Agreement, we, Averion Inc. and IT&E granted to the Collateral Agent, for the benefit of itself and the Buyers, a security interest in and lien upon all of our, Averion Inc.’s and IT&E’s assets as security for our performance of our obligations under the Notes.

Guaranty

Pursuant to the Guaranty, Averion Inc. and IT&E (the “Guarantors”), jointly and severally, agreed to guarantee the full and prompt payment and performance to the Buyers and Collateral Agent when due, upon demand, at maturity or by reason of acceleration or otherwise, of any and all of our, or the Guarantors, obligations, under the Debt Financing Transaction agreements.

Further Assurances

Pursuant to a side letter entered into between us and the Buyers, we agreed to take, or cause to be taken, all applicable action necessary in connection with the consummation of the transactions contemplated by the Debt Financing Transaction agreements, which includes, without limitation, perfecting the Buyers’ security interests in the applicable jurisdictions, entering into deposit account control agreements with our financial institutions and obtaining pledges of capital stock from our European subsidiaries.

Amendment to Debt Financing Transaction Agreements and Second Closing

On November 5, 2007, we entered into an amendment to each of the following agreements related to the Debt Financing Transaction: (i) Debt SPA; (ii) Registration Rights Agreement; and (iii) Security Agreement (collectively, the “Amendments”). Pursuant to the Amendments, the parties agreed to amend the Schedule of Buyers to add Gene Resnick, M.D., (“Resnick”), MicroCapital Fund, Ltd., a Cayman-domiciled investment corporation, and MicroCapital Fund LP, a Delaware limited partnership, as additional buyers (the “Additional Buyers”) to participate in the Second Closing in place of the Buyer originally designated to participate in the Second Closing and to join the Additional Buyers as parties to the Debt SPA, the Registration Rights Agreement and the Security Agreement. On November 5, 2007, we sold Notes in the aggregate principal amount of Two Million Dollars ($2,000,000) and issued an aggregate of nine million six hundred thousand (9,600,000) Shares to the Additional Buyers. Resnick, our Chief Medical Officer, purchased a Note in the principal amount of One Hundred Twenty Five Thousand Dollars ($125,000) and was issued six hundred thousand (600,000) Shares in connection therewith.

Executive Employment Modifications

Effective October 31, 2007, Dr. Markus Weissbach, former chief executive officer of Hesperion (“Weissbach”), was appointed as our chief executive officer. On that same date, Dr. Lavin, our former chief executive officer assumed his new position as our executive chairman.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information discussed below is derived from the unaudited consolidated financial statements included in this Form 10-QSB for the nine months ended September 30, 2007, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

Company Overview

We are a CRO focused on providing our clients with services and solutions throughout the drug development process. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries. During the period ended September 30, 2007, we operated in two business segments: clinical research and staffing services. As set forth in further detail in Note 14 to the unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-QSB, on October 3, 2007, we sold our staffing services operating segment to members of management of that operating segment.

We have pursued a strategy of seeking other complimentary businesses to acquire so that we can expand our geographic presence and CRO capabilities. We believe the opportunity to build our business through the acquisition of established CROs will allow us to more efficiently provide a multitude of services than would be possible if we were to build such services internally. To that end, as set forth in further detail in Note 14 to the unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-QSB, on October 31, 2007, we acquired Hesperion AG, an international CRO based in Switzerland. Although our immediate focus will be the integration of Hesperion, as and when appropriate, we intend to continue to pursue our growth strategy to further improve our market position within the CRO industry.

As set forth in detail in Note 14 to the unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-QSB, we incurred debt and issued equity securities to fund our acquisition of Hesperion. Future acquisitions could result in us needing to incur additional debt or sell or issue additional equity to fund the transactions. Analysis of new business opportunities and evaluation of new business strategies will be undertaken by or under the supervision of our board of directors. In analyzing prospective acquisition opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. We will also consider the nature of present and expected competition, potential advances in research and development, the potential for growth and expansion, the likelihood of sustaining a profit within given time frames, the perceived public recognition or acceptance of products, services, trade or service marks, name identification, and other relevant factors.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major clients, and we believe this dependence will continue. Our clients consist of pharmaceutical, biotechnology and medical device companies. With the strategic acquisitions of Averion Inc. in 2006 and Hesperion AG in 2007, we have expanded our customer base, which has diluted some of the financial impact of having a significant portion of our revenues concentrated solely with a few key clients. For the nine months ended September 30, 2007, 32% of our total net service revenues were from two (2) clients, representing 19% and 13% of total net service revenues, respectively. For the nine month period ended September 30, 2006, 30% of our total net service revenues were from two (2) clients, representing 18%, and 12% of total net services revenues, respectively. Although these acquisitions have expanded our client base and increased our revenues, the loss of business from any of our major clients could have a material adverse effect on our financial condition and results of operations.

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

Backlog

Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statement of operations. Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or percentage completion basis. The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog. Our backlog for clinical research services was approximately $39.5 million at September 30, 2007, representing an increase of approximately $3.9 million from backlog of $35.6 million at December 31, 2006.

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

We comply with Financial Accounting Standards Board Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. During the nine months ended September 30, 2007 and 2006, respectively, our contracts were primarily time and material contracts devoted to a specific deliverable rather than to multiple deliverables.

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

In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent,” as is customary in the industry, we exclude from revenue and expense in the consolidated statements of operations fees paid to investigators and the associated reimbursement where we act as an agent on behalf of the company sponsors with regard to such payments. These investigator fees are not reflected in our reimbursement revenue or reimbursable out-of-pocket expenses. The amounts of these investigator fees were $2.2 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable, and costs and estimated earnings in excess of billings on uncompleted contracts. As of September 30, 2007, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $5.6 million. Of this amount, approximately 14% was due from one customer. As of December 31, 2006, the total of gross accounts receivable and costs in excess of related billings on uncompleted contracts was $6.5 million. Of this amount, approximately 43% was due from one customer. Management believes that concentrations of credit risk with respect to our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are mitigated, to some degree, because a majority of our exposure is with large, well established companies.

Finite Life Intangible Assets

The company accounts for finite life intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At September 30, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

Goodwill

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At September 30, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its goodwill.

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

Results of Operations

During the three and nine month periods ended September 30, 2007, we operated in two business segments: clinical research and staffing services. As set forth in further detail in Note 14 to the unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-QSB, on October 3, 2007, we sold our staffing services operating segment to members of management of that operating segment. In accordance with SFAS 144, the assets and liabilities of the staffing services business segment are classified as held for sale on the statement of financial position as of September 30, 2007 and December 31, 2006 and the operating results of the staffing services business segment are presented discontinued operations in the statement of operations for all periods presented.

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

Net service revenue for the three months ended September 30, 2007 increased to $7.8 million from $4.8 million for the three months ended September 30, 2006. The increase in net service revenue was primarily due to the increased net service revenues associated with the business acquired from Averion Inc. Averion Europe contributed $0.5 million in net service revenue during the three months ended September 30, 2007 compared with zero for the three months ended September 30, 2006.

Direct expenses increased to $4.2 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006. The increase in direct expenses was primarily due to the increased personnel costs associated with the net service revenues acquired from Averion Inc. in 2006. Further, Averion Europe contributed $0.5 million in direct expenses during the three months ended September 30, 2007 as compared to zero for the three months ended September 30, 2006. As a percentage of net service revenues, direct expenses decreased to 54% for the three months ended September 30, 2007 from 55% for the three months ended September 30, 2006. The improvement in clinical research direct expenses as a percentage of net service revenues was principally the result of an increase in the number of clinical studies, primarily obtained through the acquisition of Averion Inc., with higher mark-ups and an increase in staff utilization on clinical study activities.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, finance, information technology and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended both September 30, 2007 and 2006 were $2.8 million, or 36% and 58% of net service revenue, respectively. Averion Europe incurred $0.3 million in selling, general and administrative expenses during the three months ended September 30, 2007 as compared to zero for the three months ended September 30, 2006. The improvement in selling, general, and administrative expenses as a percentage of sales for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was the result of the increase in net service revenues.

Depreciation expense increased to $139,000 for the three months ended September 30, 2007 as compared to $112,000 for the three months ended September 30, 2006. This increase was primarily the result of the additional depreciation associated with the fixed assets acquired in the Averion Inc. merger.

Amortization expense increased to $200,000 for the three months ended September 30, 2007 as compared to $181,000 for the three months ended September 30, 2006, primarily due to the values assigned to finite life intangibles in connection with the Averion Inc. merger.

Interest expense increased to $142,000 for the three months ended September 30, 2007 as compared to $108,000 for the same the three months ended September 30, 2006, due to the increase in the number of days interest accrued on the principal amount outstanding as a result of the notes issued in connection with the Averion Inc. and Millennix merger and acquisition activity.

The loss associated with the discontinued staffing services operating segment was $0.4 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively.

The net income for the three months ended September 30, 2007 totaled $0.1 million or $0.00 per basic and fully diluted share, as compared to a net loss of $1.1 million, or $0.03 per basic and fully diluted share, for the three months ended September 30, 2006. The increase in weighted average number of basic and fully diluted common shares outstanding was the primary reason for the decrease in net loss per share.

Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006

Net service revenue for the nine months ended September 30, 2007 increased to $22.2 million from $7.3 million for the nine months ended September 30, 2006. The increase in net service revenue was primarily due to the increased net service revenues associated with the business acquired from Averion Inc. Averion Europe contributed $1.0 million in net service revenue during the nine months ended September 30, 2007 compared with zero for the nine months ended September 30, 2006.

Direct expenses increased to $13.3 million for the nine months ended September 30, 2007 from $4.7 million for the nine months ended September 30, 2006. The increase in direct expenses was primarily due to the increased personnel costs associated with the net service revenues acquired from Averion Inc. in 2006. Further, Averion Europe incurred $1.2 million in direct expenses during the nine months ended September 30, 2007 as compared to zero for the nine months ended September 30, 2006. As a percentage of net service revenues, direct expenses decreased to 60% for the nine months ended September 30, 2007 from 63% for the nine months ended September 30, 2006. The improvement in direct expenses as a percentage of revenues was principally the result of an increase in the number of clinical studies, primarily obtained through the acquisition of Averion Inc., with higher mark-ups and an increase in staff utilization on clinical study activities.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $8.3 million or 37% of net service revenue, as compared to $4.7 million or 64% of net service revenue for the nine month period ended September 30, 2006. The increase in expenses of $3.6 million was the result of the increased cost structure associated with the Averion Inc. acquisition and expenses associated with supporting a larger organization offset partially by a reduction in accrued relocation costs to former officers of $0.2 million. Excluding this offset, selling, general and administrative expenses for the nine months ended September 30, 2007 were $8.1 million or 36% of net service revenue. Additionally, Averion Europe incurred $0.8 million in selling, general and administrative expenses during the nine months ended September 30, 2007 as compared to zero for the nine months ended September 30, 2006. The improvement in selling, general, and administrative expenses as a percentage of sales for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was principally the result of increased net service revenues which offset the effects of a 75% increase in selling, general and administrative expenses.

We implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business. We expect these changes to allow us to better compete in the marketplace. A total of $1.0 million in restructuring charges were incurred during the nine months ended September 30, 2007.

Under such plans, our active clinical research employee base declined by approximately 13%. The reduction of our workforce was completed during the six month period ended June 30, 2007. We incurred $0.7 million of restructuring charges for associated pay and benefits for affected personnel during the nine months ended September 30, 2007. During this period, we made associated payments of $0.4 million and had payment obligations of $0.3 million as of September 30, 2007. We expect to make the remainder of the associated payments over the next six months. Through these reductions, we expect to generate savings in annualized operating expenses of approximately $2.5 million.

Prior to divesting our staffing services segment on October 3, 2007, we also implemented plans to restructure our staffing services segment in order to improve operating efficiencies and reduce costs. Under such plan, we reduced our staffing services employee base. We incurred $0.3 million of restructuring charges included in discontinued operations for associated pay and benefits for affected staffing services personnel in the nine months ended September 30, 2007. As of September 30, 2007, we had payment obligations of $0.2 million. We expect to make the associated payments over the next ten months.

Depreciation expense increased to $0.4 million for the nine months ended September 30, 2007 as compared to $0.1 million for the nine months ended September 30, 2006. This increase was primarily the result of the additional depreciation associated with the fixed assets acquired in the Averion Inc. merger.

Amortization expense increased to $0.6 million for the nine months ended September 30, 2007 as compared to $0.3 million for the nine months ended September 30, 2006, primarily due to the values assigned to finite life intangibles in connection with the Averion Inc. merger.

Interest expense increased to $0.4 million for the nine months ended September 30, 2007 as compared to $0.1 million for the nine months ended September 30, 2006, due to the increase in the number of days interest accrued on the principal amount outstanding as a result of the notes issued in connection with the Averion Inc. and Millennix merger and acquisition activity.

The loss associated with the discontinued staffing services operating segment was $1.2 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.

The net loss for the nine months ended September 30, 2007 increased to $2.4 million, or $0.00 per basic and fully diluted share, as compared to a net loss of $2.9 million, or $0.07 per basic and fully diluted share, for the nine months ended September 30, 2006. The increase in weighted average number of basic and fully diluted common shares outstanding was the primary reason for the decrease in net loss per share.

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

Our net cash used by operating activities was $0.5 million for the nine months ended September 30, 2007, compared with net cash used by operating activities of $0.6 million for the nine months ended September 30, 2006. The improvement in our net loss, excluding the effects of certain non-cash items, was the primary reason for the decrease in cash used by operating activities. During the nine months ended September 30, 2007, approximately $1.5 million in cash was used to fund the cash requirements of Averion Europe GmbH. Additionally, approximately $0.4 million in cash was used during the nine month period ended September 30, 2007 by our discontinued staffing services operating segment.

The number of days sales outstanding (DSO) in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2007, our DSO was 21 days compared to 34 days at December 31, 2006. The decrease in DSO is primarily due to an increased focus on cash management and, in particular, cash collections. Gross accounts receivable increased $0.1 million to $4.7 million at September 30, 2007 from $4.6 million at December 31, 2006. The increase in gross accounts receivable was primarily due to the timing of billings on ongoing contracts.

Costs and estimated earnings in excess of related billings on uncompleted contracts decreased $0.9 million to $1.0 million at September 30, 2007 from $1.9 million at December 31, 2006. The decrease primarily represents timing differences between revenue recognized and the timing of billings. At September 30, 2007, approximately 51% of the total costs and estimated earnings in excess of related billings on uncompleted contracts were attributable to three (3) client balances. These three (3) client balances represented 27%, 12% and 12% of the total, respectively.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $1.1 million to $2.9 million at September 30, 2007 from $4.0 million at December 31, 2006. The decrease primarily represents a reduction in the volume and amount of initial payments made upon contract execution and the difference in timing of application of the initial payments previously received.

Net cash used by investing activities was $0.5 million for the nine months ended September 30, 2007, compared with net cash used by investing activities of $5.7 million for the nine months ended September 30, 2006. Approximately $5.3 million in net cash was used during the nine months ended September 30, 2006 to purchase Averion, Inc. During the nine months ended September 30, 2007, expenditures of $0.2 million and $0.1 million were incurred for the purchase of a new financial system and equipment to support European operations, respectively. We used approximately $5.5 million of our existing cash in connection with our acquisition of Hesperion AG on October 31, 2007.

Net cash used by financing activities was $0.5 million for the nine months ended September 30, 2007, compared with net cash provided by financing activities of $4.9 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we received proceeds of $5.0 million from the sale of our equity securities to fund the purchase of Averion, Inc.

As a result of these cash flows, our cash and cash equivalents balance at September 30, 2007 was $6.5 million as compared to $8.1 million at December 31, 2006.

We intend to use our cash for general working capital purposes, improvements to our technical infrastructure, and to support our acquisition strategy. As set forth in detail in Note 14 to the unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-QSB, on October 31, 2007, we received gross proceeds of $26 million in secured debt financing to partially fund the purchase prices in connection with our acquisition of Hesperion AG. As we search for additional acquisition opportunities to enhance the services we provide, we expect to utilize both cash and stock to fund the acquisitions. We may also seek to obtain additional debt or equity financing in order to support the growth and increase the value of our business.

Off Balance Sheet Financing Arrangements

As of September 30, 2007, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

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

Due to the foregoing items and potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

To address the material weakness described above, we have taken, or plan to take, the following remedial actions:

•                                          We hired additional key personnel, including a new CFO, into our accounting and finance department which has improved segregation of duties within the department;

•                                          Prior to the divestiture of our staffing services business segment, we began implementing a plan to consolidate key accounting and finance functions of the Company’s two operating segments;

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

Internal Control Over Financial Reporting

There were no significant changes made in our internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as all the remedial measures have not been fully implemented or have not operated for a significant period of time. Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and continue to materially affect our internal control over financial reporting. However, we do intend to take additional remedial action related to our material weakness described above which may result in a significant change to our internal controls over financial reporting in the future. In addition, we will need to further evaluate our internal control over financial reporting in light of our acquisition of Hesperion AG on October 31, 2007.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  Exhibits

Exhibit Number	Title of Document

4.10	Interest Only Promissory Note issued by IT&E, Inc. in favor of the Company*

4.11	Term Promissory Note issued by IT&E, Inc. in favor of the Company*

4.12	Form of Promissory Note to be issued by the Company in favor of Cerep S.A.*

4.13	Form of Senior Secured Note issued in connection with the October 2007 Debt Financing Transaction*

10.45	Asset Purchase Agreement dated October 3, 2007 by and among the Company and IT&E International, on the one hand, and IT&E, Inc. and Phil Clarke and Harvey F. Greenawalt, on the other hand*

10.46	Securities Purchase Agreement dated October 31, 2007 by and between the Company and Cerep S.A.*

10.47	Securities Purchase Agreement dated October 31, 2007 by and among the Company and the investors listed on the Schedule of Buyers attached thereto*

10.48	Pledge Agreement dated October 31, 2007 by and between the Company and Cumulus Investors, LLC*

10.49	Security Agreement dated October 31, 2007 by and among the Company, IT&E International and Averion Inc., on the one hand, and Cumulus Investors, LLC, on the other hand*

10.50	Guaranty dated October 31, 2007 executed by IT&E International and Averion Inc.*

10.51	Registration Rights Agreement dated October 31, 2007 by and among the Company and the buyers whose signatures appear on the signature pages thereto*

10.52	Side Letter Agreement dated October 31, 2007 by and among the Company, ComVest Investment Partners II LLC, Cumulus Investors, LLC and Dr. Philip T. Lavin*

10.53

Amendment to Securities Purchase Agreement and Joinder Agreement dated November 5, 2007 by and among the Company, ComVest Investment Partners II LLC, Cumulus Investors, LLC, Dr. Philip T. Lavin, Gene Resnick, M.D., MicroCapital Fund, Ltd. and MicroCapital Fund LP*

10.54

Amendment to Security Agreement and Joinder Agreement dated November 5, 2007 by and among the Company, Averion Inc. and IT&E International, on the one hand, and ComVest Investment Partners II LLC, Cumulus Investors, LLC, Dr. Philip T. Lavin, Gene Resnick, M.D., MicroCapital Fund, Ltd. and MicroCapital Fund LP, on the other hand*

10.55

Amendment to Registration Rights Agreement and Joinder Agreement dated November 5, 2007 by and among the Company, ComVest Investment Partners II LLC, Cumulus Investors, LLC, Dr. Philip T. Lavin, Gene Resnick, M.D., MicroCapital Fund, Ltd. and MicroCapital Fund LP*

10.56	Contract of Employment - Individual Conditions dated October 31, 2007 by and between the Company and Dr. Markus Weissbach*

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Averion International Corp.
(Registrant)

Dated: November 14, 2007	By:	/s/ Dr. Markus H. Weissbach
Dr. Markus H. Weissbach
Chief Executive Officer

Dated: November 14, 2007	By:	/s/ Christopher G. Codeanne
Christopher G. Codeanne
Chief Financial Officer