Form 10KSB
period 2007-12-31
Averion International Corp.
filed 2008-03-31
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-50095

AVERION INTERNATIONAL CORP.

(Name of Small Business Issuer in Its Charter)

Delaware	20-4354185
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Turnpike Road
Southborough, Massachusetts	01772
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number  (508) 597-6000

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Revenues for the issuer’s fiscal year ended December 31, 2007 were $34,852,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board (“OTCBB”) administered by the National Association of Securities Dealers (“NASD”) on March 17, 2008 was $12,430,538

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 625,632,455 shares of common stock, $0.001 par value, issued and outstanding as of March 17, 2008.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

FORM 10-KSB

In this report, the terms “Averion,” “Company,” “we,” “us,” and “our” refer to Averion International Corp. and our consolidated subsidiaries, except where it is made clear otherwise.

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

•  the size, timing, duration and outcome of clinical trials;

•  the impact of technological developments and competition;

•  the potential of awarded contracts to be terminated early due to lack of safety or efficacy;

•  the potential of awarded studies to be delayed due to product development or the FDA;

•  our expectations and estimates concerning future financial performance and financing plans;

•  our ability to service our outstanding debt;

•  our ability to raise capital to finance our growth; and

•  the impact of current, pending or future legislation and regulation on the pharmaceutical industry and other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC.”)

You should read this report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

General

We are an international clinical research organization (“CRO”) focused on providing our clients with global clinical research services and solutions throughout the drug development lifecycle. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

Our core competencies are in strategic consulting, product agency registration support, trial design, site selection, project management, medical and site monitoring, data management, biostatistical analysis and reporting, pharmacovigilance, medical writing, and full clinical trial management and consulting services throughout the clinical trials lifecycle. We have the resources to directly implement or manage Phase I through Phase IV clinical trials and have clinical trial experience and expertise across a wide variety of therapeutic areas, including the following core focus areas: Oncology, Cardiovascular and Medical Devices.

The Company’s corporate headquarters is located in Southborough, MA. We also have additional U.S. offices in New York, Maryland, and California. Outside of the United States, we have offices in Switzerland, France, the Netherlands, the United Kingdom, Poland, Russia, Israel, Germany, Austria, and Ukraine. We have additional operations in the Czech Republic, Slovakia, and Hungary.

Industry Overview

The CRO industry is highly fragmented and consists of several hundred small, limited-service providers and approximately a dozen mid-sized and large CROs with global capabilities. The industry continues to experience consolidation and, in recent years, a group of large, full-service competitors has emerged. This trend of industry consolidation appears to have created greater competition among the larger companies for clients and acquisition candidates. Continued consolidation within the CRO industry is expected to be driven by sponsor demand for full-service, deep therapeutic specialization and global reach; accelerated needs for operating infrastructure and IT systems; favorable CRO valuations; and an increased level of investor interest in the CRO sector.

The CRO industry will continue to be impacted by life sciences company outsourcing trends including, without limitation, a shift in outsourcing higher percentages of work by drug developers; a shift in the geographic allocation of outsourced work away from North America and into Europe, Asia and the rest of the world; and a growing amount of outsourced Phase IIb through Phase IIIb work. A CRO’s capability, relationships, experience and pricing are expected to be the most important drivers of new business awards.

Strategy

Acquisitions

We have pursued a strategy of seeking other complimentary businesses to acquire so that we can expand our geographic presence and CRO capabilities. We believe the expansion of our business through the acquisition of established CROs enables us to provide a multitude of services sooner and more effectively than if we were to build such services organically.

Averion International Corp. was originally organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International Corporation, which was engaged in the life sciences staffing services business, and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group.

In November 2005, we acquired substantially all the assets of Millennix, Inc. (“Millennix”), a CRO based in the State of New York that provided comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology (see Note 7 to our Consolidated Financial Statements). On March 2, 2006, with the written consent of holders of the majority of our shares of common stock, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc.

On July 31, 2006, we expanded our CRO operation through the acquisition of Averion Inc. (formerly, Boston Biostatistics, Inc), a CRO located in the Commonwealth of Massachusetts, which provided comprehensive clinical research services for Phase I through Phase IV clinical trials, with a focus on oncology, dermatology, nephrology, critical care and medical devices (see Note 6 to our Consolidated Financial Statements). The acquisition of Averion Inc. enabled us to diversify our portfolio of clinical trial support services and expertise and deepen our relationship with existing clients. In August of 2006, we expanded our CRO business into Europe with the formation of Averion Europe GmBH, which allowed us to assist our clients that wish to run clinical trials and gain access to patients internationally. On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our corporate name to Averion International Corp. Our common stock symbol was changed from “ITER.OB” to “AVRO.OB” in conjunction with the name change.

On October 3, 2007, we sold our former staffing services operating segment to members of management of that operating segment (see Note 4 to our Consolidated Financial Statements). The divestiture of our staffing services business segment enables us to focus on our core CRO business.

On October 31, 2007, we acquired Hesperion AG (“Hesperion”), an international CRO based in Switzerland (see Note 3 to our Consolidated Financial Statements). The acquisition of Hesperion significantly strengthened our presence in Europe and significantly improved our capabilities to compete for and to manage complex larger global clinical trials for our clients.

Global Reach

Although our immediate focus will be on the continued integration of Hesperion, as and when appropriate, we intend to continue to pursue our growth strategy to further improve our market position within the CRO industry. We expect future growth will focus on expanding, both organically and through acquisition, our global reach, particularly in Europe, Asia and Latin America. We currently have offices in 11 countries and operations through regionally-based employees in 3 additional countries.

Therapeutic Focus

We will continue to leverage our experience and expertise in our key therapeutics areas, namely Oncology, Cardiovascular, and Medical Devices. We believe clients will increasingly seek depth of expertise in their product’s specific therapeutic area when awarding business to a CRO.

Expansion of our Client Base

As a result of the Hesperion acquisition, our client base expanded due to the complementary nature of Averion and Hesperion client rosters. In addition, we expect the acquisition will enhance our ability to compete for larger, Phase II/III global trials which will assist us in further expanding our client-base.

Clinical Research Services

We provide a broad range of clinical research solutions to the pharmaceutical, biotechnology and medical device industries. Through our clinical research services, we provide:

•  strategic planning to assist clients in formulating and negotiating the most efficient product development programs leading to maximized chances for regulatory approval;

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

The information and data derived from these trials is critical for obtaining marketing approval from the Food and Drug Administration (“FDA”), the European Agency for the Evaluation of Medicinal Products (“EMEA”), and other comparable regulatory agencies.

Our employees have supported numerous regulatory submissions, applications, and registrations in both the United States and Europe. A more detailed description of our clinical research services follows.

Biostatistics

Our biostatisticians focus on the delivery of study design consulting and statistical analyses for clients engaged in complex clinical studies for regulatory approval or health care management. Our biostatisticians execute the data analysis plan, producing report ready analysis tables, data listings and figures for interpretation and inclusion in a Sponsor’s study report or regulatory submission for product approval.

Clinical Project Management

Our Clinical Project Managers (CPM) ultimately oversee the implementation and execution of a sponsor’s clinical trials. The CPM is the core member of the project team acting as the main contact for the sponsor, internal team members and vendors. The CPM is responsible for study oversight, day-to-day project flow, assessment and allocation of resources and timelines, budget management and study communication. They ensure that the project team understands the study-specific needs of a project and that study-specific training is provided for team members. The CPM manages risks, challenges and changes that occur throughout the life of a clinical trial and ensures the client is apprised of all trial dynamics.

Clinical Site Monitoring

We provide comprehensive site monitoring activities including protocol compliance, accurate data capture, and GCP/ICH compliance at investigative sites in the US, Canada, Europe and the rest of world. Our monitors act as a liaison between the sites and the study team. Monitors are typically assigned to specific sites to ensure an appropriate level of support and the establishment of firm relationships with their sites. All monitoring activities are conducted under GCP/ICH Guidelines and follow FDA regulations. Monitoring visits are conducted at pre-determined intervals and/or as study needs dictate. Our monitors work closely with their assigned sites to ensure that the sites receive the training necessary to conduct their studies properly.

Data Management

Our data management group provides Case Report Form (“CRF”) development, creation of data collection guidelines, database specifications, and logic checks design at the start of the study. Data managers perform patient/CRF tracking, entry, and verification, as well as medical coding throughout the duration of the study. As a study progresses, data managers have continued involvement in the evaluation, analysis, and report review to provide insight and enhance deliverable quality. We utilize paper-based, fax-based, and EDC-based systems, or a combination of these, to accommodate sponsor or project-specific requirements.

Data Monitoring and Clinical Endpoint Committees

We facilitate Data Monitoring Committee (“DMC”) and Clinical Endpoint Committee (“CEC”) member recruitment, DMC Charter development, DMC/CEC meetings and logistics coordination, and communication with the members. We also ensure the independence of the DMC/CEC. The goal of a DMC and/or CEC is to ensure the safety of each study subject. While not all studies require a DMC, those that carry a high risk of adverse health outcomes frequently utilize DMCs for recommendations of study continuation, modification or termination at different pre-determined intervals.

Medical Monitoring

Our medical monitors work closely with the sponsor and each internal project group throughout the course of a study and/or a product’s phase of development. Our medical monitors assist sponsors with: product development strategies, sponsor representation with regulatory agencies, study and protocol design, coding review, regulatory evaluation of Serious Adverse Events (SAEs), review of safety or efficacy data points, review of statistical analysis plans and literature evaluation.

Medical Writing

Our medical writers write clinical study reports, protocols, investigator brochures, non-clinical study summaries, briefing documents, informed consent documents, annual reports, integrated summaries of safety and efficacy (ISS/ISEs), abstracts/presentations and white papers/journal articles regarding the drugs, biologics, and medical devices that our clients research.

Pharmacovigilance

We offer comprehensive global pharmacovigilance solutions for clinical safety, post-market surveillance and risk management or risk minimization plans. We develop pharmacovigilance management plans that describe in detail the safety processes unique to each client’s program. We also provide full database and hosting services that encompass the collection and management of safety data, from our safety surveillance system.

Quality Assurance and Auditing

We provide quality assurance services to support sponsors throughout the clinical research and development process. There are many types of audits that can occur prior to and during a clinical study that can contribute to the regulatory submission of a program. Averion’s global clinical quality assurance team combines expertise with knowledge to ensure that the appropriate quality systems are in place for each client’s clinical study.

Site Selection/Patient Recruitment Services

Selecting investigative sites and recruiting patients is a critical factor in meeting a clinical trial’s timeline. We work closely with sponsors to understand their preferences for site selection and make recommendations based on our experience working with clinical sites. We maintain an investigator database to support these services. We also assist in the development of patient recruitment plans to support clinical sites in patient recruitment efforts.

Program Planning/Clinical Trial Design

Averion assists sponsors in examining product development strategies including screening new product concepts, evaluating pre-clinical and clinical data, determining product need, identifying regulatory hurdles, and researching current market competition. Clinical trial design begins with research on the clinical setting of the product including therapeutic principles, timelines, resources and regulatory guidance documents such as product history, background literature, competing product labeling and summary bases for approval. We use our expertise and research to develop defined clinical trial project plans for monitoring, safety reporting, data management, analyses, and quality assurance.

Regulatory Planning and Consulting

We guide our clients through the entire regulatory process, from regulatory strategy consulting to the preparation of clinical trial authorizations, to the development of regulatory submissions/marketing authorizations and to client representation at regulatory authorities.

Strategic Research Planning

We help our clients develop the strategic plans that transition new developments in the laboratory into clinical trials with minimal time delays. By using in-house staff experience and having access to specialized services and therapeutic area thought leaders, we strategize, plan and execute first-in-man trials in order to gain a competitive edge for our sponsors and facilitate swift “go/no go” decisions.

Innovative Technologies

We have a dedicated group focused on providing comprehensive technology solutions for clinical trial and corporate management. We provide these solutions:

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

All of these approaches support our commitment to deliver automated and efficient process management to our staff and clients. Included in our technology portfolio are both proprietary and commercially available systems such as CTMS, IVRS, safety systems, EDC, scanning and imaging systems, document management systems, web portals and a metrics suite containing reports for tracking study, staff and process efficiencies. Examples of some of these systems include:

Clinical Trial Management Systems (CTMS) and Portals

The H-System™ is a secure, web-based, custom-built and fully validated CTMS, designed to facilitate efficient clinical trial management by ensuring quality and consistency in project management across the company. Through a secure, password protected, web based portal, this system will ensure that all up-to-date, relevant study information is centralized and accessible on-line to all relevant parties including the sponsor and the project team. The H-System is used for both regional and global trials, with features that are specific to the region or to the entire trial. This information can be easily tracked through a robust reporting feature that provides on-demand client access to real-time data.

The Averion Information Management System (AIMS) is a secure, 24/7 web portal that offers a suite of organizational and group communication tools for information exchange within a clinical program. The portal, which is customized for each client or study, allows document and file upload and download through tiered, authenticated user groups. Security, audit, and version control functions are facilitated by access to document URLs. Communication forums, contact lists, study directories, links, calendar reminders, participation tracking and core data accessibility are additional dynamic features of AIMS. This secure portal is a critical path solution to the ongoing demand for speed, accuracy and accessibility of up to date, real time information needed in the management of clinical trials.

Data Management Systems and Remote Data Browsing (RDB)

We use Clintrial™, an industry leading Oracle®-based clinical database management system for paper-based trials. We have a fully validated and CFR 21 part 11 compliant installation of Clintrial™. We also have significant expertise in handling Electronic Data Capture (EDC) trials, an approach to clinical trial management that is ever increasing across the industry. Averion is equally comfortable working with EDC and paper-based trials and will help clients evaluate when a trial is best done in EDC, paper or a hybrid data capture model.

Remote Data Browsing (RDB) is a supplement to the AIMS technology, providing a gateway for sponsors to track the progress of their study by viewing and running study reports in real-time and without the need to request such reports from the CRO. This secure, user-authenticated technology allows both clients and project teams to work more effectively in managing and tracking the clinical trial.

Interactive Voice Response System (IVRS)

Averion offers its clients multiple options for implementing an IVRS. We have and continue to work with several third party IVRS providers when requested by our clients as well as our internally developed and validated in-house IVRS.

Our internally developed IVRS is a competitive, cost-effective and automated way for sites to enroll and/or randomize their patients, order and receive shipment confirmations of drug inventory and collect patient reported outcome data (PRO). The system is sophisticated enough to ensure that upon randomization, the appropriate stratification logistics and institutional balancing are adhered to as outlined in the study protocol and that the appropriate fax and/or email confirmations are sent. Additionally, the IVRS has an alert feature that calls and notifies the patient when they fall outside of any window of adherence for providing data as specified by the study protocol.

Metrics Suite

Because we have a multitude of applications and systems built from different platforms, some of which do not interface or communicate easily with each other, we have developed our own internal central data warehouse to integrate data sources. The benefit of having a centralized data repository is that we can report data from all systems collectively without having to manage the data in a fragmented, restrictive environment. This ensures that data from multiple sources can be linked allowing metrics reports to pull information across multiple platforms into one report. The result is a metrics suite that contains a growing library of over 200 reports which are accessible to all employees via their desktops to assist in managing their study, staff, or department. These metrics provide information to help measure and track study status, staff performance and process turnaround and benchmarking.

Safety Surveillance Systems

We use ARISg™, a software product purchased from Aris Global, for comprehensive adverse event tracking and reporting. It allows users to record details related to adverse events caused by drugs, biologics, medical devices or vaccines and tracks all aspects of adverse events by cycling cases through a workflow using an approval concept. The system can be easily configured around a clinical trial’s specific logistics by establishing rules that conform to a sponsor’s business needs. It assures secure and restricted access to the safety data by the sponsor or project team with a comprehensive audit trail facility and generates regulatory, safety and management reports for analysis. The system allows for the collection, tracking, analysis and reporting of adverse event data generated by our pharmacovigilance personnel.

Contractual Arrangements

Many of our contracts with our clients are either fixed price or fee-for-service. In cases where the contracts are fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. Contracts may range in duration from a few months to several years or longer depending on the nature of the work performed. In some cases, a portion of the contract fee is paid at the time the contract is executed with the balance of the contract fee payable either monthly or in installments upon the achievement of milestones over the study duration.

Our contracts generally may be terminated or reduced in scope either immediately or upon short notice. These contracts typically require payment to us of expenses to wind down a study, fees earned to date and, in some cases, a termination fee.

Backlog

Our backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client through a written contract or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statements of operations. Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or percentage completion basis. The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog. Our backlog was approximately $74.7 million at December 31, 2007.

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

Competition

In addition to competing with a number of global, full-service CROs, we also compete with some small to medium-sized CROs, in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. The industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area compete aggressively against larger companies for clients. Increased competition may lead to price and other forms of competition that may adversely affect our operating results.

We compete on the basis of a number of factors, including reputation for on-time quality performance, expertise in specific therapeutic areas, reputation with regulatory agencies, scope of service offerings, price, technological expertise and systems, and ability to manage clinical trials both domestically and internationally.

Dependence on One or a Few Major Customers

Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology, and medical device companies as major clients. A relatively small number of clients represent, and we expect will continue to represent, a significant percentage of our net service revenue. For the period ended December 31, 2007, approximately 25% of our total net service revenues were from two (2) clients, representing 13% and 12% of total net service revenues, respectively. Similarly, a relatively small number of clients represent, and we expect will continue to represent, a significant percentage of our backlog. For the period ended December 31, 2007, approximately 27% of our total backlog was from two (2) clients, representing approximately 13.5% of backlog each. The contracts with our clients generally can be terminated on short notice. The loss of business from any significant client or our failure to continue to obtain new business would have a material and adverse effect on our business and revenues.

Government Regulation

The clinical investigation of new drugs, biologics, and medical devices is highly regulated by government agencies. Consequently, the services we provide for our clients must comply with relevant laws and regulations, and we believe we are, and have been, compliant with such laws and regulations.

Clinical research services provided by Averion in the United States are subject to ongoing FDA regulation. Prior to commencing human clinical trials in the United States, a company developing a new drug must file an Investigational New Drug application (“IND”) with the FDA. For medical devices, an Investigational Device Exemption (“IDE”) needs to be filed. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a detailed plan, or study protocol, for the proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. A similar process applies for the IDE. The study protocol will also be reviewed and approved by the institutional review board (“IRB”) in each institution in which a study is conducted, and the IRB may impose additional requirements on the way in which the study is conducted in its institution.

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

We must conform to the Good Clinical Practice (“GCP”) and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) regulatory requirements that are designed to ensure the quality and integrity of the clinical studies used to support the submission. To help ensure compliance with these regulations, we have an established quality assurance function to monitor ongoing compliance by auditing test data and conducting regular inspections of testing procedures and facilities. The FDA and many other regulatory agencies require that study results submitted to such agencies be based on studies conducted in accordance with GCP.

Effective as of May 1, 2004, the European Union (“EU”) established the Clinical Trials Directive (the “Directive”) in an attempt to harmonize the regulatory requirements for the conduct of clinical trials throughout the member states of the EU. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 27 member states of the EU. Clinical trials in the EU are expected to be carried out in compliance with GCP requirements. The international regulatory approval process involves risks and potential delays similar to those associated with the United States FDA approval process.

Employees

At December 31, 2007, we had at total of 406 employees. Approximately, 45% of our employees are located in the United States and 55% are located throughout the rest of the world, primarily in Europe. Additionally, we utilize the services of outside consultants who work as independent contractors to supplement our employee base on an as needed basis. At December 31, 2007, we utilized the services of approximately 45 outside consultants. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

We may not be able to retain our key personnel or attract other qualified personnel in the future. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team, including Dr. Philip Lavin, our Executive Chairman, and Dr. Markus Weissbach, our Chief Executive Officer. These individuals possess industry knowledge and have successfully built strong working relationships with our clients. Our failure to retain Dr. Lavin or Dr. Weissbach, or to attract and retain additional qualified personnel, could adversely affect our operations.

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

In general, our contracts entitle us to receive the costs of winding down a terminated project, as well as all fees earned by us up to the time of termination. The loss, reduction in scope, or delay of a significant contract, or the loss or delay of multiple contracts, could materially and adversely affect our business, results of operations and financial condition. To counter this potential downside, we maintain an aggressive posture in soliciting and generating new opportunities.

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

The failure to successfully integrate Hesperion, or any business acquired in a future acquisition, could harm our business and operating results.

If we are unable to integrate successfully the business acquired in the recent Hesperion acquisition, or if we acquire businesses in the future and are unable to integrate successfully such businesses, it could harm our business and operating results. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. We may be unable to identify appropriate acquisition candidates. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business, including that of Hesperion, may strain our resources and require significant management time. In addition, we may be required to amortize significant amounts of finite life intangible assets in connection with future acquisitions which would harm our operating results.

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. We incurred net operating losses of $2,196,000 and $4,663,000 for the years ended December 31, 2007 and 2006, respectively. Factors that can cause these variations in our operating results include:

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

•       the timing and amount of startup costs incurred in hiring and training staff on new projects or in connection with the introduction of new products, services or subsidiaries; and

•       the incurrence of debt and certain costs associated with such debt.

Many of these factors, such as the initiation of new projects between quarters or years, are beyond our control.

A significant portion of our operating costs relate to personnel. As a result, the effect on our revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause our operating results to vary substantially between reporting periods. If our operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of our common stock will likely decrease.

Our backlog may not be indicative of future results.

At December 31, 2007, our backlog was approximately $74.7 million. Backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client through a written contract or letter of intent. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project.

Also, if clients delay projects, the projects will remain in backlog, but will not generate net service revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to net service revenues may not be indicative of future results.

Restrictive debt covenants in our senior secured notes issued in October and November 2007 limit our operating flexibility, and all amounts outstanding under our senior secured notes may become immediately payable if we default under the senior secured notes or related documents.

To finance our recent acquisition of Hesperion, we entered into a Securities Purchase Agreement (the “Debt SPA”) pursuant to which we issued senior secured notes (the “Senior Secured Notes”) in the aggregate principal amount of Twenty Six Million Dollars ($26,000,000) (collectively, the “Senior Debt”). Our Senior Debt limits our ability to finance operations, service debt or engage in other business activities that may be in our interest. Specifically, the Senior Debt restricts or limits our ability to, among other things:

•       make payments, including dividends or other distributions, on our capital stock;

•       incur additional indebtedness;

•       sell, lease, license or dispose of any of our assets;

•       make loans or investments;

•       repurchase or redeem any shares of our capital stock;

•       conduct future equity or debt financings; or

•       issue or sell securities of our subsidiaries.

Our failure to comply with the obligations under our Senior Debt may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the Senior Secured Notes. In addition, we have agreed to certain financial covenants as set forth in the Senior Secured Notes. If we breach any of the financial covenants set forth in the Senior Secured Notes, we will be required to make certain payments to the holders of the Senior Secured Notes. We cannot be certain that we will have sufficient funds available to pay any accelerated indebtedness or payments due upon breach of financial covenants or that we will have the ability to refinance accelerated indebtedness on terms favorable to us.

Increased leverage may harm our results of operations and financial condition.

In addition to the outstanding Senior Secured Notes, as of December 31, 2007, we had additional notes outstanding in the aggregate principal amount of $10.2 million. As a result, our total consolidated debt as of December 31, 2007 was approximately $36.2 million and represents approximately 29% of our total capitalization as of that date. Our consolidated debt above includes the Senior Secured Notes at their stated amount of $26 million and has not been reduced for the unamortized discount of $10.6 million at December 31, 2007.

Our level of indebtedness could have important consequences, because:

•       it could affect our ability to satisfy our debt and capital lease obligations;

•       a substantial portion of our cash flows from operations will be dedicated to interest and principal payments on our debt, thereby reducing our ability to fund operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•       it may impair our ability to obtain additional financing in the future;

•       it may limit our flexibility in planning for, or reacting to, changes in our business and industry;

•       it may place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•       it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to our success in obtaining new business, general economic conditions, and financial, business and other factors affecting our operations, many of which are beyond our control. We cannot give assurances that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other needs. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things, to:

•       seek additional financing in the debt or equity markets;

•       refinance or restructure all or a portion of our indebtedness, including the Senior Secured Notes;

•       sell assets; and/or

•       reduce or delay planned expenditures on research and development and/or commercialization activities.

Any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. In addition, we cannot give assurances that any of the above actions would provide sufficient funds to enable us to service our debt.

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

Our revenues, earnings and operating cash flow are exposed to exchange rate fluctuations as well as international economic, political and other risks.

The percentage of our net service revenues that are derived from contracts denominated in currencies other than U.S. dollars will increase as a result of our stated acquisition strategy, including the acquisition of Hesperion. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

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

An element of our growth strategy is the successful development and marketing of new services that complement or expand our existing business. If we are unable to develop new services and create demand for those newly developed services, we may not be able to implement our growth strategy, and our future business, results of operations and financial condition could be materially and adversely affected. In addition, we are considering expanding our international operations through acquisition or by other means, such as commencing business partnerships or clinical studies in countries where we do not have subsidiaries. The profitability of our international subsidiaries and operations depends, in part, on client acceptance and use of our services. There can be no assurance that our international subsidiaries or operations will be profitable in the future or that any revenue resulting from them will be sufficient to recover the investment in them. If our international operations or subsidiaries do not develop as anticipated, our business, financial condition and results of operations may be materially and adversely affected.

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

Industry trends and economic factors that affect our clients in the pharmaceutical, biotechnology and medical device industries also affect our business. Our revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in research and development. The practice of many companies in these industries has been to hire outside organizations like us to conduct clinical research projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially and adversely affected. For example, mergers and other factors in the pharmaceutical industry appear to have historically slowed decision-making by pharmaceutical companies and delayed drug development projects. The continuation of or increase of these trends could have a negative affect on our business.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Our management is required to evaluate periodically the design and effectiveness of our disclosure controls and procedures and related internal controls over financial reporting. Any failure to maintain effective disclosure controls and procedures or internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

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

Our Board has approved resolutions authorizing, and our stockholders have approved, a reverse stock split of our common stock. The exact ratio of the reverse stock split would be determined by our Board, in its sole discretion. We cannot predict the actual impact of a reverse stock split on the market price for our common stock. The history of similar reverse stock split actions for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock after a reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. A number of companies that have completed reverse stock splits have experienced declines in the price of their stock after the reverse stock split. While a reverse stock split is intended to raise the market price for our common stock to a level that may be more attractive to investors and is not a reflection on our financial position, it is possible that the market price for our common stock will decline after we complete a reverse stock split. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split.

ITEM 2.                    DESCRIPTION OF PROPERTY

We do not own any real estate properties. Our executive offices are located in Southborough, MA. We lease approximately 63,900 square feet at a base rent of $85,168 per month, commencing January 2007 through June 2010. The rent increases to $95,714 per month for the remainder of the lease through December 2012. Our European headquarters are located in Allschwil, Switzerland. We lease approximately 35,026 square feet at a base rent of CHF 81,769 [$72,643] per month.

The company also leases small office facilities in several other locations including: Ryebrook, NY; Irvine, CA; Gaithersburg, MD; Neu-Isenburg, Germany; Moscow, Russia; Warsaw, Poland; Hungerford, UK; Illkirch, France; Breda, Netherlands; Petah Tikvah, Israel; Vienna, Austria; and Kiev, Ukraine.

These leases all expire at various dates through 2014.

Management believes that these facilities are adequate for our current and anticipated needs.

ITEM 3.                    LEGAL PROCEEDINGS

We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is quoted on the OTCBB under the symbol “AVRO.OB.”

The following table sets forth the high and the low bid price per share quoted on the OTCBB for the periods indicated:

	High	Low
Fiscal 2007
Quarter ended December 31, 2007	$0.18	$0.07
Quarter ended September 30, 2007	$0.18	$0.11
Quarter ended June 30, 2007	$0.25	$0.09
Quarter ended, March 31, 2007	$0.21	$0.12

Fiscal 2006
Quarter ended December 31, 2006	$0.20	$0.11
Quarter ended September 30, 2006	$0.20	$0.11
Quarter ended June 30, 2006	$0.17	$0.08
Quarter ended March 31, 2006	$0.24	$0.11

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 17, 2008, the last reported sales price for our common stock was $0.07.

As of March 17, 2008 there were forty one (41) stockholders of record of our common stock. In addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 related to our equity compensation plans in effect as of that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	63,183,086	$0.16	36,113,290
Equity Compensation Plans not approved by security holders	—	—	—
Total	63,183,086	$0.16	36,113,290

During 2007, an additional 48,794,500 options were granted at an average exercise price of $0.16 per share and 14,820,043 options were cancelled at an average exercise price of $0.17 per share.

Recent Sales of Unregistered Securities

During the last fiscal year, we issued the following unregistered securities. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering.

On October 31, 2007, in connection with the debt financing transaction completed to raise capital to fund the acquisition of Hesperion (the “Debt Financing Transaction”), we entered into a Securities Purchase Agreement (the “Debt SPA”) between us and ComVest Investment Partners II LLC, a Delaware limited liability company (“ComVest”), Cumulus Investors, LLC, a Nevada limited liability company (“Cumulus”), and Dr. Philip T. Lavin (“Lavin” and together with ComVest and Cumulus, each a “Buyer” and collectively, the “Buyers”) pursuant to which we sold Twenty Four Million Dollars ($24,000,000) of senior secured notes (the “Senior Secured Notes”) and issued an aggregate of one hundred fifteen million two hundred thousand (115,200,000) shares of our common stock.

On November 5, 2007, we entered into an amendment to the Debt SPA pursuant to which, the parties agreed to amend the Schedule of Buyers to add Gene Resnick, M.D., (“Resnick”), MicroCapital Fund, Ltd., a Cayman-domiciled investment corporation, and MicroCapital Fund LP, a Delaware limited partnership, as additional buyers (the “Additional Buyers”) to participate in the Second Closing in place of the Buyer originally designated to participate in the Second Closing and to join the Additional Buyers as parties to the Securities Purchase Agreement. On November 5, 2007, we sold Senior Secured Notes in the aggregate principal amount of Two Million Dollars ($2,000,000) and issued an aggregate of nine million six hundred thousand (9,600,000) Shares to the Additional Buyers. Resnick, our Chief Medical Officer, purchased a Senior Secured Note in the principal amount of One Hundred Twenty Five Thousand Dollars ($125,000) and was issued six hundred thousand (600,000) Shares in connection therewith.

During 2007, we issued an aggregate of 375,000 shares of our common stock to Keith Lippert and John Heilshorn, the principals of Lippert/Heilshorn & Associates, Inc., in consideration for investor and public relations services provided to the Company. An additional 125,000 shares were issued to Messrs. Lippert and Heilshorn in January 2008 in respect of services rendered in the fourth quarter of 2007.

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

Company Overview

We are an international clinical research organization (“CRO”) focused on providing our clients with global clinical research services and solutions throughout the drug development lifecycle. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

Our core competencies are in product agency registration support, trial design, site selection, project management, medical and site monitoring, data management, biostatistical analysis and reporting, pharmacovigilance, medical writing, and full clinical trial management and consulting services throughout the clinical trials lifecycle. We have the resources to directly implement or manage Phase I through Phase IV clinical trials and have clinical trial experience and expertise across a wide variety of therapeutic areas, including the following core focus areas: Oncology, Cardiovascular and Medical Devices.

We have pursued a strategy of seeking other complimentary businesses to acquire so that we can expand our geographic presence and CRO capabilities. We believe the expansion of our business through the acquisition of established CROs enables us to provide a multitude of services sooner and more effectively than if we were to build such services organically.

Averion International Corp. was originally organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International Corporation, which was engaged in the life sciences staffing services business, and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group.

In November 2005, we acquired substantially all the assets of Millennix, Inc. (“Millennix”), a CRO based in the State of New York that provided comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology. On March 2, 2006, with the written consent of holders of the majority of our shares of common stock, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc.

On July 31, 2006, we expanded our CRO operation through the acquisition of Averion Inc. (formerly, Boston Biostatistics, Inc), a CRO located in the Commonwealth of Massachusetts, which provided comprehensive clinical research services for Phase I through Phase IV clinical trials, with a focus on oncology, dermatology, nephrology, critical care and medical devices. The acquisition of Averion Inc. enabled us to diversify our portfolio of clinical trial support services and expertise and deepen our relationship with existing clients. In August of 2006, we expanded our CRO business into Europe with the formation of Averion Europe GmBH, which allowed us to assist our clients that wish to run clinical trials and gain access to patients internationally. On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our corporate name to Averion International Corp. Our common stock symbol was changed from “ITER.OB” to “AVRO.OB” in conjunction with the name change.

On October 3, 2007, we sold our former staffing services operating segment to members of management of that operating segment. The divestiture of our staffing services business segment enables us to focus on our core CRO business.

On October 31, 2007, we acquired Hesperion AG (“Hesperion”), an international CRO based in Switzerland. The acquisition of Hesperion significantly strengthened our presence in Europe and significantly improved our capabilities to manage complex larger global clinical trials for our clients.

Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology and medical device companies as major clients, and we believe this dependence will continue. Our client list includes several large pharmaceutical and biotechnology companies. With the strategic acquisition of Hesperion Ltd., we have expanded our customer base, which has diluted some of the financial impact of having a significant portion of our revenues concentrated solely in a few key clients. For the period ended December 31, 2007, approximately 25% of our total net service revenues were from two (2) clients, representing 13%, and 12% of total net services revenues, respectively. For the period ended December 31, 2006, 40% of our total net service revenues were from two (2) clients, representing 28% and 12% of total net service revenues, respectively. Although the expansion of our client base through the acquisitions of Averion Inc. and Hesperion Ltd. has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on us.

Our revenue growth has and will continue to be highly dependent on our ability to attract, develop, motivate and retain skilled professionals. We closely monitor our overall attrition rates and patterns to ensure our personnel management strategy aligns with our growth objectives. There is intense competition for professionals with the skills necessary to provide the type of services we offer. If our attrition rate increases and were to be sustained at higher levels, our growth may slow and our cost of attracting and retaining clinical professionals could increase.

Sources of revenue

We generate revenue by providing services to our clients located primarily in the United States and Europe. During the fiscal year ended December 31, 2007, which included two months of results from the business acquired from Hesperion, approximately 80% of our net service revenue was generated in the United States and 20% in the rest of the world. As a result of the Hesperion acquisition, we expect the percentage of our net service revenue which is generated outside the United States to increase in fiscal year 2008.

Revenue from services provided on a time-and-materials basis is derived from the number of billable hours in a period multiplied by the rates at which we bill our clients. Revenue from services provided on a fixed-price basis is recognized as efforts are expended pursuant to the percentage-of-completion method. Revenue also includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in direct expenses.

Most of our client contracts, including those that are on a fixed-price basis, can be terminated by our clients with or without cause either immediately or on short notice. All fees for services provided by us through the date of cancellation are generally due and payable under the contract terms.

We have found there is a wide range in unit pricing from one client to another and from one engagement to another, driven by business need, delivery timeframes, complexity of the engagement, operating differences, competitive environment and engagement size (or volume). As a pricing strategy to encourage clients to increase the volume of services that we provide to them, we may, on occasion, offer discounts. We manage our business carefully to protect our overall profit margins. We find that our clients generally purchase on the basis of total value, rather than minimum cost, considering all of the factors listed above and other factors including internal therapeutic expertise and quality of work performed.

While we are subject to the effects of overall market pricing pressure, we believe that there is a fairly broad range of pricing offered by different competitors for each service we provide. Although we believe that certain larger competitors may be able to leverage economies of scale and as a result may be able to offer lower pricing for certain services, we find that our unit pricing is generally competitive with other firms in our industry.

Direct expenses

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff, and contracted personnel, and other expenses, including non-reimbursable travel costs, directly related to specific contracts.

We may need to increase the levels of our employee compensation more rapidly than in the past to remain competitive without the ability to make corresponding increases in our billing rates. Compensation increases may reduce our profit margins, make us less competitive in pricing potential projects against companies with lower cost resources and otherwise harm our business, operating results and financial condition.

Our net service revenue is affected by our ability to efficiently manage and utilize our professionals, as well as fluctuations in foreign currency exchange rates. We define utilization as the total number of days billed to a client project in a given period divided by the total available days of our professionals during that same period. We manage employee utilization by continually monitoring project requirements and timetables to staff our projects efficiently and meet our clients’ needs. The number of professionals assigned to a project will vary according to the size, complexity, duration and demands of the project. An unanticipated termination of a significant project could cause us to experience a higher than expected number of unassigned professionals, thereby lowering our utilization rates.

SG&A expenses

Sales, general and administrative expenses (“SG&A”) consist primarily of payroll and related fringe benefits for all administrative, financial and business development personnel and all support and overhead expenses not related to specific contracts including commissions and share-based compensation, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended December 31, 2007 and 2006, we invested in all aspects of our business, including sales, marketing, IT infrastructure, human resources programs and financial operations.

Other income (expense)

Other income (expense) includes interest income, interest expense, debt discount amortization and foreign currency transaction gains and losses. The functional currencies of our subsidiaries are their local currencies. Foreign currency gains and losses are generated primarily by fluctuations in local currencies (including the Euro) against the Swiss Franc and U.S. dollar and by fluctuations between the Swiss Franc and the U.S. dollar.

Income tax expense (benefit)

Our net income is subject to income tax in those countries in which we perform services and have operations, including Switzerland, Germany, the United Kingdom, Israel, France, Austria, Poland, Russia, the Netherlands, the Czech Republic, Slovakia, the Ukraine, Hungary and the United States. In previous years, we accumulated net operating loss carry-forwards which will be available to offset U.S. taxable income into fiscal 2025. As a result of these net operating losses, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we operate.

Application of Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the preparation of our financial statements when both of the following are present:

•                  the estimate is complex in nature or requires a high degree of judgment

•                  the use of different estimates and assumptions could have a material impact on the consolidated financial statements

We have discussed the development and selection of our critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors. Those estimates critical to the preparation of our consolidated financial statements are listed below.

Revenue Recognition

Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to accounting principles generally recognized in the United States of America (“GAAP.”)  Revenue is recognized as work is performed and amounts are earned in accordance with the SEC Staff Accounting Bulletin (“SAB “) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. For contracts with fees billed on a time-and-materials basis, we generally recognize revenue over the period of performance.

We comply with FASB Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

Fixed-price contracts are accounted for under the percentage-of-completion method. Under the percentage-of-completion method, we estimate the percentage-of-completion by comparing the actual number of work hours performed or units delivered to date to the estimated total number of hours or units required to complete each engagement. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs to completion, including assumptions and estimates relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in other contract-related costs. Estimates of total contract revenue and costs to completion are continually monitored during the term of the contract and are subject to revision as the contract progresses. Unforeseen circumstances may arise during an engagement requiring us to revise our original estimates and may cause the estimated profitability to decrease. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized as milestones are achieved or when final deliverables have been accepted.

Goodwill

We account for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)  As such, SFAS No. 142 requires that goodwill be tested for impairment at least annually and requires that any such impairment be recorded as a charge to operations. At December 31, 2007 and 2006, we had no impairment in the carrying value of our goodwill.

Long-lived assets

Our long-lived assets include finite-life intangible assets, property and equipment and long-term notes receivable. We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change to the manner in which the asset is being used or its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes to the expected useful lives of these long-lived assets may also be an indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets and the resulting losses are included in the statement of operations.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that is ultimately expected to vest during the period. The Company uses historical data to estimate pre-vesting option forfeitures.

Expected volatility is calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected life of the option assumption is based on the simplified or “safe-haven” method outlined in the SAB No. 107, “Share-Based Payment.”  The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

We believe there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS No. 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics different from those of freely traded options and because changes in the subjective input assumptions can materially affect our estimates of fair values (such as attrition), in our opinion, existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods than those currently applied under

SFAS No. 123R and those previously applied under SFAS No. 123 in determining our pro forma amounts, the compensation expense that we record in the future under SFAS No. 123R may differ significantly from what we have reported during the fiscal years ended December 31, 2007 and 2006 and what we have reported as our pro forma expense during the period prior to adoption of SFAS No. 123R.

Income Taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. It is our policy to file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. With the exception of a notice we have received from the Internal Revenue Service concerning an audit of the 2005 tax returns of Averion Inc., we are currently not under examination by any federal, state or local taxing jurisdiction. The 2002 to 2006 tax years for which we have filed tax returns with federal, state and local taxing jurisdictions remain subject to examination. In the normal course of business, we conduct operations in various state and local taxing jurisdictions. We may have exposure for examination or tax assessment by a state or local taxing jurisdiction where we have not historically filed tax returns. We believe any such potential tax assessment would not have a material impact on our financial position or results of operations. Our overall effective tax rate fluctuates due to a variety of factors, including changes in the geographic mix or estimated level of annual pretax income, the ability to utilize our accumulated net operating loss carryforwards and newly enacted tax legislation in each of the jurisdictions in which we operate.

Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm’s-length price. On an ongoing basis we estimate an appropriate arm’s-length price and use such estimate for our intercompany transactions.

On an ongoing basis, we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. This evaluation considers the weight of all available evidence, including both future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we will not be able to realize a recognized deferred tax asset in the future, an adjustment to the valuation allowance would be made resulting in a decrease in income in the period such determination was made. Likewise, should we determine that we will be able to realize all or part of an unrecognized deferred tax asset in the future, an adjustment to the valuation allowance would be made resulting in an increase to income (or equity in the case of excess stock option tax benefits). Deferred income taxes are provided under the liability method. The liability method requires that deferred tax assets and liabilities be determined based on the difference between the financial reporting and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes will actually be paid or refunds received. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax law or rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), effective for fiscal years beginning after December 15, 2006. FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The Company adopted FIN 48 on January 1, 2007 as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.

At December 31, 2007, the Company had unrecognized federal tax benefits of $7.5 million. The Company has a valuation allowance against the full amount of its net deferred taxes in the United States. It is the Company’s policy to provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. Future changes to the unrecognized tax benefit will not have a material impact on the Company’s effective tax rate due to the existence of the full valuation allowance. The Company does not reasonably anticipate the unrecognized tax benefit to change significantly within the next twelve months.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the period ended December 31, 2007.

In December 2007, the EITF of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect EITF 07-1 to have a significant impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued Statement No. 141-R, “Business Combinations” (“SFAS No. 141-R”). SFAS No. 141-R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which would be business combinations in the year ending December 31, 2009 for the Company. The objective of SFAS No. 141-R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company does not expect SFAS No. 141-R to have a significant impact on the consolidated financial statements of the Company.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date provision of SFAS No. 157. As a result of the issuance of FSP FAS 157-2, the provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of this SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

Results of Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The following table presents an overview of our results of continuing operations for the fiscal years ended December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$34,852	100%	$13,251	100%
Direct expenses	20,714	59%	8,246	62%
SG&A expense	13,811	40%	8,869	67%
Depreciation and amortization	1,796	5%	799	6%
Restructuring and related charges	727	2%	—	—
Net operating loss	(2,196)	(6)%	(4,663)	(35)%
Other income (expense)	(1,398)	(4)%	24	NM
Loss before income tax expense	(3,594)	(10)%	(4,639)	(35)%
Income tax expense	298	1%	—	—
Net loss from continuing operations	$(3,892)	(11)%	$(4,639)	(35)%

Net service revenue during 2007 increased $21.6 million to $34.8 million as compared to $13.2 million during 2006, an increase of 163%. The increase in net service revenues in 2007 was primarily related to the inclusion of a full year of net service revenue associated with the business acquired from Averion Inc. and the completion of the Hesperion acquisition on October 31, 2007 which consequently contributed $7.7 million in net service revenue, comprising two months of operations.

Direct expenses increased $12.5 million for the year ended December 31, 2007 to $20.7 million from $8.2 million for the year ended December 31, 2006. The increase in direct expenses was primarily due to the inclusion of a full year of personnel costs associated with the net service revenue acquired from Averion Inc. and the acquisition of Hesperion, which contributed an additional $2.9 million in direct expenses. As a percentage of net service revenues, direct expenses decreased to 59% during 2007 from 62% during 2006. The improvement in direct expenses as a percentage of net service revenues was principally the result of an increase in the number of clinical studies, primarily obtained through the acquisitions of Averion Inc. and Hesperion, and an associated increase in staff utilization on clinical study activities.

Selling, general and administrative expenses for the year ended December 31, 2007 were $13.8 million or 39.6% of net service revenue, as compared to $8.9 million or 66.9% of net service revenue for the year ended December 31, 2006. The increase in expenses of $4.9 million primarily reflected the increased cost structure associated with the Averion Inc. acquisition and an increase in costs associated with supporting a larger, international public company. The improvement in selling, general, and administrative expenses as a percentage of net service revenue during 2007 as compared to 2006 was principally the result of increased net service revenue which offsets the effects of a 56% increase in selling, general and administrative expenses.

We implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business. We expect these changes to allow us to better compete in the marketplace.

Under such plans, our active clinical research employee base declined by approximately 13%. We incurred $0.7 million of restructuring charges for associated pay and benefits for affected personnel during 2007. During this period, we made associated payments of $0.6 million and had payment obligations of $0.1 million as of December 2007. We expect to make the remainder of the associated payments over the next three months. Through these reductions, we expect to generate savings in annualized operating expenses of approximately $2.5 million.

Prior to divesting our staffing services segment on October 3, 2007, we also implemented plans to restructure our staffing services segment in order to improve operating efficiencies and reduce costs. Under such plan, we reduced our staffing services employee base. We incurred $0.3 million of restructuring charges included in discontinued operations for associated pay and benefits for affected staffing services personnel during 2007. As of December 2007, we had payment obligations of $0.1 million. We expect to make the associated payments over the next eight months.

Depreciation expense increased to $0.8 million during 2007 as compared to $0.3 million during 2006. This increase was primarily the result of the additional expense associated with depreciation of the fixed assets acquired from Averion Inc.

Amortization expense increased to $1.0 million during 2007 as compared to $0.5 million during 2006, primarily due to a full year’s amortization of the values assigned to finite life intangibles acquired from Averion Inc. as well as two months of amortization of the values assigned to finite life intangibles acquired in connection with the Hesperion acquisition.

Interest expense increased to $0.8 million during 2007 as compared to $0.3 million during 2006, due to the increase in the number of days interest accrued on the principal amount outstanding on the notes issued in connection with the Averion Inc. merger. Additionally, there was interest expense of $0.1 million in 2007 related to the $26 million in Senior Secured Notes and the note issued to Cerep in connection with the Hesperion transaction.  Interest income during 2007 was $0.3 million, which was unchanged versus 2006.

During 2007, debt discount amortization expenses totaled $0.6 million as compared to zero in 2006. The principal amounts of the Senior Secured Notes and the Cerep Note have been discounted to fair value and are being accreted to face value over the term of the notes.

During 2007, other expenses of $0.3 million, primarily representing foreign exchange losses, were incurred over and above the expenses incurred during 2006.

The net loss from continuing operations for the year ended December 31, 2007 decreased to $3.9 million, as compared to a net loss of $4.6 million for the year ended December 31, 2006. The lower net loss was a result of the aforementioned increase in revenues and operating efficiencies achieved partially offset by the increase in other expense.

Liquidity and Capital Resources

We have financed our growth and operations from the issuances of debt and equity, and cash flows from operations. The CRO industry is generally not capital intensive. Our principal source of cash for operations is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be adversely affected. Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations will be sufficient to meet our operating cash needs for the next twelve months. However, if we engage in further business expansion through acquisitions and/or continue to incur a loss from operations, we may need to raise additional funds through the sale of debt or equity securities.

At December 31, 2007 we had cash and cash equivalents of $7.4 million as compared to $8.1 million at December 31, 2006, a decrease of $0.7 million. Approximately $1.9 million in cash was located outside of the United States at December 31, 2007.

Our primary operating cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, and facilities-related expenses.

Our net cash used by operating activities was $2.5 million for the year ended December 31, 2007, compared with net cash used by operating activities of $0.9 million for the year ended December 31, 2006. The primary factors contributing to the increase in our use of cash were increases in our accounts receivable and unbilled accounts receivable balances of $0.9 million and $0.6 million, respectively, coupled with decreases in deferred revenue and other liabilities of $2.4 million and $0.8 million, respectively. These uses were partially offset by an increase to our accounts payable balance of $1.2 million as compared to the prior year. In addition, noncash adjustments during 2007 to our net loss increased $1.9 million as compared to the prior year. These were primarily comprised of increases to depreciation and amortization of $0.9 million as we included a full year of amortization of our finite life intangibles in 2007, the amortization of our original issue debt discount of $0.6 million representing two months amortization of the discount associated with the issuance of our Senior Secured Notes in conjunction with the Hesperion financing, and an increase in stock-based compensation and stock issuance costs and the allowance for doubtful accounts of $0.3 million and $0.1 million, respectively.

Net cash used by investing activities was $22.6 million for the year ended December 31, 2007, compared with net cash used by investing activities of $5.4 million for the year ended December 31, 2006. On October 31, 2007, we paid approximately $22.6 million, net of cash acquired, for the acquisition of Hesperion. On October 2, 2007, we received approximately $0.6 million in net benefit from the sale of our staffing business. On July 31, 2006, we paid $5.1 million in cash, net of cash acquired, and other consideration for Averion Inc. In addition, we paid approximately $0.3 million more during 2007 as compare to 2006 for capital expenditures, relating primarily to a new ERP system implemented in the US.

Net cash provided by financing activities was $24.2 million for the year ended December 31, 2007, compared with net cash provided by financing activities of $8.0 million for the year ended December 31, 2006. During October and November of 2007, we received $26.0 million in aggregate gross proceeds from the issuance of debt and equity to finance our Hesperion acquisition. On July 31, 2006, we received aggregate gross proceeds of $5.0 million from the sale of 5,000 shares of Series D Convertible Preferred Stock to ComVest. The proceeds were used to acquire Averion Inc. Additionally, on November 28, 2006, the Company received $3.6 million in aggregate proceeds from the sale of 27,333,329 shares of our common stock at a purchase price of $0.15 per share, in conjunction with the Financing Transaction. Pursuant to the terms of the Placement Agency Agreement, we paid a cash fee equal to 7.5% of the aggregate gross proceeds or $0.3 million to the Placement Agent and additional transaction costs of $0.2 million.

Off Balance Sheet Financing Arrangements

As of December 31, 2007, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

Minimum future payments of our contractual obligations are as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Obligations under capital leases	$33	$25	$8	$—	$—
Commitment under sales leaseback	3,576	610	1,222	1,744	—
Operating leases	15,835	3,848	6,525	4,662	800
Interest payments	8,983	1,268	7,440	275	—
Note repayment obligations*	36,195	813	29,682	5,700	—
Deferred transaction obligation	3,683	3,683	—	—	—
Total	$68,305	$10,247	$44,877	$12,381	$800

*original amounts, at maturity

In 2008, we anticipate capital expenditures of approximately $2.1 million primarily for information technology infrastructure improvements, computer hardware and software and other technology oriented solutions. During January of 2008, we paid deferred transaction obligations of $3.0 million primarily related to the payment of an obligation to Cerep in connection with the Hesperion acquisition. Our Senior Secured Notes contain certain financial and reporting covenants, which begin to be measured as of June 30, 2008. In addition, our Senior Secured Notes have a contingent payment obligation of $0.5 million which becomes due and payable if those notes are outstanding at October 31, 2008.

ITEM 7.                    FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Averion International Corporation

We have audited the accompanying consolidated balance sheets of Averion International Corp. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Averion International Corp. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHNEIDER DOWNS & CO., INC.
Columbus, Ohio
March 28, 2008

AVERION INTERNATIONAL CORP.
Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$7,384	$8,098
Accounts receivable (net of allowance for doubtful accounts of $376 and $81 for 2007 and 2006, respectively)	14,293	4,543
Unbilled accounts receivable	2,571	1,878
Prepaid and other current assets	2,413	734
Assets held for sale from discontinued operations	—	1,349
Total Current Assets	26,661	16,602
Property and equipment, net	6,509	1,434
Goodwill	48,717	21,968
Finite life intangibles (net of accumulated amortization of $1,043 and $570 for 2007 and 2006, respectively)	13,469	4,613
Deposits	658	145
Other non current assets	1,878	—
Total Assets	$97,892	$44,762

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,737	$707
Accrued payroll and employee benefits	3,405	1,042
Current portion of capital lease obligations	25	23
Current portion of accrued lease obligations	610	—
Current portion of notes payable	813	978
Deferred revenue	18,532	5,029
Deferred rent	510	545
Deferred transaction obligation	3,683	—
Other accrued liabilities	4,313	1,079
Liabilities from discontinued operations	—	541
Total Current Liabilities	34,628	9,944
Capital lease obligations, less current portion	8	42
Notes payable, less current portion	24,266	6,214
Accrued lease obligations, less current portion	2,966	—
Other long-term liabilities	1,076	—
Total Liabilities	62,944	16,200

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 750,000,000 shares authorized, 625,632,455 and 498,378,831 shares issued and outstanding, respectively	626	498
Convertible Warrants	164	164
Common stock to be issued	837	837
Additional paid-in capital	47,308	35,466
Other comprehensive loss	(316)	(7)
Retained deficit	(13,671)	(8,396)
Total Stockholders’ equity	34,948	28,562
Total Liabilities and Stockholders’ equity	$97,892	$44,762

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Years ended December 31,
	2007	2006
Net service revenue	$34,852	$13,251
Reimbursement revenue	5,080	1,314
Total revenue	39,932	14,565

Operating expenses:
Direct expenses	20,714	8,246
Reimbursable out-of-pocket expenses	5,080	1,314
Sales, general and administrative expenses	13,811	8,869
Depreciation and amortization expense	1,796	799
Restructuring and related charges	727	—
Total operating expenses	42,128	19,228
Net operating loss	(2,196)	(4,663)

Other income (expense):
Interest income	323	313
Interest expense	(796)	(289)
Debt discount amortization	(652)	—
Other	(273)	—
Total other income (expense)	(1,398)	24
Loss from continuing operations before income taxes	(3,594)	(4,639)
Income taxes	298	—
Loss from continuing operations	(3,892)	(4,639)
Loss from discontinued operations	(1,383)	(487)
Net loss	(5,275)	(5,126)
Beneficial conversion feature	—	(4,069)
Net loss applicable to common stockholders	$(5,275)	$(9,195)

Basic loss per common share:
Net loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Beneficial conversion feature	—	$(0.01)
Net loss applicable to common stockholders	$(0.01)	$(0.02)
Weighted average number of common shares outstanding	519,429,316	498,606,232

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Common Stock		Common Stock To Be Issued		Preferred Stock		Additional Paid-in			Other comprehensive	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Call Options	loss	(Deficit)	Equity
Balance, December 31, 2005	60,448,875	60	—	$0	11,500	8,105	2,504	3,109	285	—	(3,270)	10,794
Issuance of common stock and Series E convertible preferred stock related to the purchase of Averion Inc	45,245,555	45			8,300	8,300	4,932					13,277
Revaluation of ComVest option							114		(114)			—
Exercises of ComVest option to purchase Series D convertible preferred stock					5,000	4,069			(134)			3,935
Exercise of warrants	54,182,307	54					4,156	(3,109)	(37)			1,064
Stock based compensation							173					173
Common stock to be issued to shareholders related to purchase of Millennix, Inc			4,285,714	837								837
Beneficial Conversion feature Series D convertible preferred stock							4,069					4,069
Deemed dividends for Series D convertible preferred stock							(4,069)					(4,069)
Conversion of Series D convertible preferred stock to common stock	235,714,214	236			(16,500)	(12,175)	11,939					—
Conversion of Series E convertible preferred stock to common stock	75,454,551	76			(8,300)	(8,300)	8,225					—
Issuance of stock associated with private placement and associated costs	27,333,329	27					3,587					3,614
Warrant to purchase common stock issued in connection with PIPE financing							(164)	164				—
Translation Adjustment										$(7)		(7)
Net Loss											(5,126)	(5,126)
Balance, December 31, 2006	498,378,831	$498	4,285,714	$837	—	—	$35,466	$164	—	$(7)	$(8,396)	$28,562
Issuance of common stock related to the purchase of Hesperion	126,050,000	126					11,325					11,451
Issuance of common stock	500,499	1					73					74
Issuance of restricted common stock	703,125	1										1
Stock based compensation							444					444
Translation adjustment										$(183)		(183)
Pension related adjustment										(126)		(126)
Net loss											(5,275)	(5,275)
Balance, December 31, 2007	625,632,455	$626	4,285,714	$837	—	—	$47,308	$164	—	$(316)	$13,671	$34,948

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Cash Flow

(Dollars in thousands)

	Years ended December 31,
	2007	2006
Cash Flow from operating activities
Net loss	$(5,275)	$(5,126)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	752	381
Amortization of loan fees	36	—
Debt discount amortization	626	—
Amortization of finite life intangibles	1,043	530
Amortization of deferred rent	(48)	306
Bad debt expense	206	56
Share based compensation	444	173
Stock issued for services	261	—
Changes in assets and liabilities
Accounts receivable, net	(851)	12
Unbilled Revenue	337	972
Prepaid and other current assets	320	56
Accounts payable	1,025	(180)
Accrued payroll and employee benefits	337	486
Deferred revenue	(790)	1,611
Other accrued liabilities	(878)	(177)
Net cash used by operating activities	(2,455)	(900)

Cash Flow from investing activities
Purchase of property and equipment	(647)	(288)
Deposits	13	(50)
Other	—	9
Purchase of Averion Inc., net of cash acquired	—	(5,115)
Proceeds from sale of staffing services, net of loss on sale	613	—
Purchase of Hesperion, net of cash acquired	(22,566)	—
Net cash used by investing activities	(22,587)	(5,444)

Cash Flow from financing activities
Payments of capital lease obligations	(25)	(16)
Proceeds from issuance of senior notes	26,000	—
Payments of convertible note payable	—	(463)
Payments of notes payable	(998)	(101)
Payment on sales leaseback obligation	(88)	—
Proceeds from exercise of warrants	—	5,000
Proceeds from issuance of stock	—	3,614
Payment of deferred financing costs	(647)	—
Net cash provided by financing activities	24,242	8,034
Effect of exchange rate changes on cash	86	(7)
Net (decrease) increase in cash and cash equivalents	(714)	1,683
Cash and cash equivalents, beginning of year	8,098	6,415
Cash and cash equivalents, end of year	$7,384	$8,098
Supplemental disclosures:
Interest paid	$528	$277
Income taxes paid	$24	$101

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     DESCRIPTION OF BUSINESS

NATURE OF BUSINESS

Averion International Corp. and its consolidated subsidiaries are referred to throughout this report as “Averion,” “we,” “us,” “our,” and the “Company.”

Averion International Corp. was organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”) by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International Corporation and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group. In November 2005, we acquired the assets of Millennix, Inc. (“Millennix”), a contract research organization (“CRO”) that provided comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology (see Note 7 ). On March 2, 2006, with the written consent of holders of the majority of our shares of common stock, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc. On July 31, 2006, we acquired Averion Inc. (see Note 6), a CRO that provided clinical research services for Phase I through Phase IV clinical trials, with a focus in medical devices, oncology, dermatology, nephrology and other complex medical conditions. On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our name to Averion International Corp. Our stock symbol was changed from “ITER.OB” to “AVRO.OB” in conjunction with the name change. As set forth in further detail in Note 3 to these unaudited consolidated financial statements, on October 31, 2007, we acquired Hesperion AG (“Hesperion”), an international CRO based in Switzerland.

We are an international clinical research organization (“CRO”) focused on providing our clients with global clinical research services and solutions throughout the drug development lifecycle. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries. We believe the expansion of our business through the acquisition of established CROs enables us to deliver a multitude of services sooner and more effectively than if we were to build such services organically. We intend to continue with the execution of our growth strategy to enable us to obtain and maintain a strong market position within the CRO industry.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements are audited and reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. The consolidated financial statements include Averion Inc.’s and Hesperion’s operating results from the date of the respective transactions. These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and in accordance with the applicable rules of the Securities and Exchange Commission.

Certain amounts in the December 31, 2006 financial statements have been reclassified to conform to the presentation of the December 31, 2007 financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Averion International Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BUSINESS COMBINATIONS

SFAS No. 141, “Business Combinations,” requires assets acquired and liabilities assumed in a business combination to be recorded at fair value. Fair values are generally determined by independent appraisals using comparisons to market value transactions and present value techniques. The use of a discounted cash flow technique requires significant judgments with respect to expected cash flows to be derived from the assets, the estimated period of time the assets will produce those cash flows and the selection of an appropriate discount rate. Changes in such estimates could change the amounts allocated to individual identifiable assets, the lives over which the assigned values are amortized and the amounts allocated to goodwill. While the Company believes its assumptions are reasonable, if different assumptions were made, the purchase price allocation and the estimated useful lives of amortizable assets could differ substantially from the reported amounts.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company’s wholly-owned subsidiaries are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated at average exchange rates for the year. These translation adjustments are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations in Other Expenses.

CASH AND CASH EQUIVALENTS

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Our cash accounts are with certain financial institutions. The balances in these accounts may exceed the maximum U.S. federally insured amount.  We have not experienced any losses in such accounts and do not believe that our cash and cash equivalents expose us to any significant credit risk.

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

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

We comply with FASB Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

In general, amounts become billable to the customer pursuant to contractual terms and upon achievement of milestones or in accordance with predetermined payment schedules. Unbilled accounts receivable represents revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed at the balance sheet date. As of December 31, 2007 and 2006, unbilled revenue included in current assets totaled $2.6 million and $1.9 million, respectively. The majority of these amounts are billed in the subsequent month.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of December 31, 2007 and 2006, deferred revenue was approximately $18.5 million and $5.0 million, respectively.

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

REIMBURSABLE OUT-OF-POCKET EXPENSES

On behalf of our clients, we pay fees and other out-of-pocket costs for which we are reimbursed at cost. Out-of-pocket costs are included in operating expenses, while the reimbursements received are reported separately as reimbursement revenue in the Consolidated Statements of Operations in accordance with FASB Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

We act as an agent on behalf of company sponsors with regard to certain investigator payments. Accordingly, we exclude certain fees paid to investigators and the associated reimbursement from revenue and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations in accordance with the FASB Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent,”. The amount of investigator fees paid but excluded from reimbursement revenue were $3.1 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled accounts receivable. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable and unbilled accounts receivable.  As of December 31, 2007, the total of accounts receivable and unbilled accounts receivable was $17.1 million. Of this amount, approximately 15%, 11%, and 10% was due from three customers. As of December 31, 2006, the total of accounts receivable and unbilled accounts receivable was $6.5 million. Of this amount, approximately 43% and 10% was due from two customers.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, unbilled accounts receivable, accounts payable, deferred revenue and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of long-term notes payable approximates quoted market prices for the same or similar debt instruments. Senior Secured Notes payable associated with the Hesperion acquisition were issued in combination with equity and consequently the carrying value of these notes on the Company’s balance sheet reflects a discount to their stated maturity values.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to seven years. Leasehold improvements and building lease rights are amortized over the life of the respective leases or the service life of the improvements, whichever is shorter.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated and any gain or loss on such disposition is reflected in our consolidated financial statements.

Expenditures for repairs and maintenance are charged to operations as incurred.

FINITE LIFE INTANGIBLE ASSETS

The company accounts for finite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Asset”, (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At December 31, 2007 and 2006, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142.  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At December 31, 2007 and 2006, respectively the Company had no impairment in the carrying value of its goodwill.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Expected volatility is calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected term assumption is based on the simplified or “safe-haven” method outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin, (“SAB”), No. 107. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

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

NET LOSS PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128) and EITF Issue No. 03-6, Participating Securities and the Two—Class Method under FASB Statement 128 (EITF No. 03-6). EITF No. 03-6 clarifies the use of the “two-class” method for the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s redeemable convertible preferred shares were participating securities due to their participation rights related to cash dividends declared by the Company. When determining basic earnings per share under EITF No. 03-6, undistributed earnings for a period are allocated to a participating

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. Net losses are not allocated to preferred stockholders.

Basic net income (loss) per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income and the beneficial conversion feature. There have been no dividends to common or redeemable convertible preferred stockholders for any of the periods presented.

Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive. Since the effect of the stock options and warrants which are included in the calculation of fully diluted shares outstanding is anti-dilutive, the fully diluted number of shares is not calculated and only basic EPS will be presented for the periods ending December 31, 2007 and 2006.

OTHER COMPERHENSIVE INCOME (LOSS)

Other comprehensive income (loss) represents the change in equity of a business enterprise from non-shareholder transactions affecting stockholders’ equity that are not included in net income (loss) on the Consolidated Statement of Operations and are reported as a separate component of stockholders’ equity. Other comprehensive income (loss) includes any adjustments resulting from the translation process of the financial statements of our foreign entities functional currency to U.S. dollars using the current rate method and actuarial gains or losses on our defined pension benefit plans.

DEFINED BENEFIT PENSION PLANS

The Company maintains a statutory defined benefit pension plan for its employees in Switzerland for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Pension benefit obligations are determined by independent actuaries using management’s best estimate assumptions, with accrued benefits prorated on service. Obligations are recorded under the corridor method in accordance with SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans” 158 (“FAS 158”).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), effective for fiscal years beginning after December 15, 2006.  FIN48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The Company adopted FIN 48 on January 1, 2007 as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.

At December 31, 2007, the Company had unrecognized federal tax benefits of $7.5 million. The Company has a valuation allowance against the full amount of its net deferred taxes in the United States. It is the Company’s policy to provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets will not be realized. Future changes to the unrecognized tax benefit will not have a material impact on the Company’s effective tax rate due to the existence of the full valuation allowance. The Company does not reasonably anticipate the unrecognized tax benefit to change significantly within the next twelve months.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the period ended December 31, 2007.

In December 2007, the EITF of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).  EITF 07-1 concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect EITF 07-1 to have a significant impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued Statement No. 141-R, “Business Combinations” (“SFAS No. 141-R”).  SFAS No. 141-R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which would be business combinations in the year ending December 31, 2009 for the Company.  The objective of SFAS No. 141-R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company does not expect SFAS No. 141-R to have a significant impact on the consolidated financial statements of the Company.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSB FAS 157-2”). FSP FAS 157-2 defers the effective date provision of SFAS No. 157. As a result of the issuance of FSP FAS 157-2, the provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year.  The objective of this SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

3.     HESPERION ACQUISITION

On October 31, 2007 (the “Cerep Closing Date”), we entered into a Securities Purchase Agreement (the “Cerep SPA”) with Cerep S.A., a French corporation (“Cerep”), pursuant to which we purchased all of the outstanding capital stock of Hesperion AG, a Swiss corporation and a wholly owned subsidiary of Cerep (“Hesperion”), for an aggregate purchase price of €25 million Euros (or, based upon the exchange rate on the Cerep Closing Date, approximately $36.2 million excluding transaction costs of $0.8 million) as follows: (i) on the Cerep Closing Date, we paid Cerep €20 million Euros in cash; and (ii) within thirty (30) days after the Cerep Closing Date, we were obligated to either (a) issue Cerep a promissory note in the aggregate principal amount of €5 million Euros secured by an irrevocable and on demand stand-by letter of credit issued by a reputable international bank selected by us, or (b) issue Cerep a promissory note in the aggregate principal amount of €2.5 million Euros and pay Cerep an additional €2.5 million Euros in cash (collectively, the “Purchase Price”).  In January 2008, we issued Cerep a promissory note in the aggregate principal amount of €2.5 million Euros and paid Cerep an additional €2.0 million Euros in cash (or approximately $3.0 million).  The January 2008 cash payment reflects a working capital adjustment and the retention of an additional €0.25 million Euros pending resolution of certain issues relating to the 2006 financial statements of Hesperion.  The Purchase Price was partially paid with funds received from the Debt Financing Transaction (as defined below), a portion of which funds were provided to us by certain of our affiliates as described below under the heading “Debt Financing Transaction.”

The entire unpaid principal balance of the promissory note to be issued as part of the Purchase Price, plus all accrued but unpaid interest thereon, will become due and payable by us to Cerep on October 31, 2010 (the “Maturity Date”). In addition, this promissory note will bear interest at the rate of six percent (6%) per annum and shall be paid quarterly in arrears beginning on December 31, 2007 and on the last day of each and every quarterly period thereafter until the Maturity Date.

Pursuant to the Cerep SPA, Cerep has agreed to indemnify us and our officers, directors, employees, agents, affiliates, stockholders, accountants, counsel, investment bankers, financial advisors or other representatives (collectively, the “Representatives”) for a period of eighteen (18) months after the Cerep Closing Date for any damages (including consequential, indirect and special damages), claim, demand, settlement, judgment, award, fine, penalty, tax, costs (including costs of investigation) and expenses (including legal fees and expenses, whether relating to a third-party claim or action by us to enforce our rights under the Cerep SPA or any other action, proceeding or claim), injury, decline or diminution in value, lost opportunity, lost profits or liability (contingent or otherwise) that we or our Representatives sustain or incur (collectively, the “Losses”) to the extent caused by or arising out of any inaccuracy or breach of any of the representations, warranties or covenants made by Cerep to us in the Cerep SPA; provided, however, that we and our Representatives shall not be entitled to indemnification pursuant to the Cerep SPA for any Losses of an individual amount under €30,000 until the aggregate amount

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of such Losses under all claims exceeds €125,000 (the “Threshold”), at which time we and our Representatives shall be entitled to indemnification for all Losses, not just those in excess of the Threshold. Cerep shall not have any obligation to indemnify us or our Representatives to the extent the aggregate amount of the Losses for which we and our Representatives are entitled to indemnification under the Cerep SPA exceeds an amount equal to €2.5 million Euros (after which point Cerep will have no obligation to indemnify us or our Representatives from and against any further Losses). In addition, we have the right to offset the amount of any Losses against the outstanding balance of unpaid principal and interest under the promissory note issued to Cerep as part of the Purchase Price; provided, however, that our right to offset shall be subject to the Threshold and amount limitation set forth above.

Pursuant to the Cerep SPA, for a period of three (3) years after the Cerep Closing Date, Cerep will not: (i) directly or indirectly, engage or invest in, manage, operate, or control, or participate in the ownership, management, operation, or control of, any business whose products or activities compete anywhere in the world with ours or Hesperion’s, or any of our or Hesperion’s affiliates, within the fields of regulatory services and clinical project management in areas such as contract services related to the conduct of Phase I through Phase IV human clinical trials, including project management, monitoring, data management, biostatistics, and medical writing of the nature provided by us and Hesperion on the Cerep Closing Date (the “Restricted Activity”); provided, however, that the following shall not be considered Restrictive Activity: (x) collaborative or services agreements signed by Cerep with a third party involved in the Restrictive Activity; or (y) acquisition of Cerep by a third party involved in the Restrictive Activity; or (ii) solicit or entice away from their employment or engagement any of our, our subsidiaries’ or our affiliates’, employees, contractors, consultants or contract partners.

In connection with the acquisition of Hesperion, we paid ComVest Group Holdings, LLC, an affiliate of ComVest, a financial advisory services fee in the amount of $0.3 million.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Assets Acquired	$25,360
Finite-Life Intangible Assets	9,900
Goodwill	26,749
Liabilities Assumed	(24,991)
Purchase Price	$37,018

Debt Financing Transaction

On October 31, 2007 (the “Debt Financing Closing Date”), we also entered into the following agreements pursuant to which we sold $24.0 million of senior secured notes (the “Senior Secured Notes”) and issued an aggregate of 115,200,000 shares of our common stock (the “Shares”) (the “Debt Financing Transaction”) to ComVest Investment Partners II LLC, a Delaware limited liability company (“ComVest”), Cumulus Investors, LLC, a Nevada limited liability company (“Cumulus”), and Dr. Philip T. Lavin (“Lavin” and together with ComVest and Cumulus, each a “Buyer” and collectively, the “Buyers”): (i) a Securities Purchase Agreement between us and the Buyers (the “Debt SPA”); (ii) a Registration Rights Agreement between us and the Buyers (the “Registration Rights Agreement”); (iii) a Pledge Agreement between us and Cumulus, in its capacity as collateral agent for the Buyers (the “Collateral Agent”) (the “Pledge Agreement”); (iv) a Security Agreement between us, Averion Inc., a Delaware corporation and our wholly owned subsidiary (“Averion Inc.”), and IT&E International, a California corporation and our wholly owned subsidiary (“IT&E California”), on the one hand, and the Buyers and Collateral Agent, on the other hand (the “Security Agreement”); and (v) a Guaranty in favor of the Collateral Agent for the benefit of the Buyers which was executed by Averion Inc. and IT&E California (the “Guaranty”).

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ComVest, which beneficially owned directly or through affiliates approximately 52.98% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Senior Secured Note in the principal amount of $11.0 million and was issued 52,800,000 Shares in connection therewith. After the Second Closing (defined below), ComVest, or its affiliates, beneficially own approximately 50.7% of our common stock. Michael Falk, chairman of our board of directors (the “Board”) and Cecilio Rodriguez, one of our directors, are affiliates of ComVest. In addition, Lavin, one of our directors, our current Executive Chairman and former Chief Executive Officer, who beneficially owned directly or through affiliates approximately 21.12% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Senior Secured Note in the principal amount of $2.0 million and was issued 9,600,000 Shares in connection therewith. After the Second Closing, Lavin, or his affiliates, beneficially own approximately 18.4% of our common stock.

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

Debt SPA

Pursuant to the Debt SPA, we are obligated to sell and the Buyers are obligated to buy Senior Secured Notes in the aggregate principal amount of $26.0 million and shares of our common stock in the aggregate amount of 124,800,000 Shares as follows: (i) on the Debt Financing Closing Date, we sold and issued to the Buyers and the Buyers purchased from us Senior Secured Notes in the aggregate principal amount of $24.0 million and shares of our common stock in the aggregate amount of 115,200,000 Shares; and (ii) within thirty (30) days after the Debt Financing Closing Date, we are obligated to sell and certain Buyers are obligated to buy from us Senior Secured Notes in the aggregate principal amount of an additional $2.0 million and shares of our common stock in the aggregate amount of 9,600,000 Shares (the “Second Closing”).

Pursuant to the Debt SPA, from the Debt Financing Closing Date until the date that no Senior Secured Notes remain outstanding, before we, or any of our affiliates, enter into any debt or equity financing or issue any debt or equity securities, subject to certain standard and customary exceptions (each, a “Future Offering”), we must give the Buyers the right to participate in any such Future Offering as follows:  the Buyers will have the option to purchase up to an aggregate of twenty five percent (25%) of the total amount of securities to be issued in such Future Offering on a pro rata basis.

Pursuant to the Debt SPA, from the Debt Financing Closing Date until the date that no Senior Secured Notes remain outstanding, Cumulus shall have the right to appoint one (1) person to attend and observe our Board meetings in a non-voting capacity. Such observation rights shall not be transferable to any third party or assignee.

In addition, pursuant to the Debt SPA, in the event that any Buyer’s Senior Secured Note is outstanding on the first (1st) anniversary of the Debt Financing Closing Date, we shall pay such Buyer a transaction fee in an amount equal to two percent (2%) of the purchase price of such outstanding Senior Secured Note.

Senior Secured Notes

We will pay interest on the Senior Secured Notes quarterly in arrears, beginning with the calendar quarter that commenced on October 1, 2007 as follows: (i) for the period commencing on the Debt Financing Closing Date and ending on the first (1st) anniversary thereafter, three percent (3%) per annum; (ii) for the period commencing on the first (1st) anniversary of the Debt Financing Closing Date and ending on the second (2nd) anniversary of the Debt Financing Closing

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Date, ten percent (10%) per annum; and (iii) for the period commencing on the second (2nd) anniversary of the Debt Financing Closing Date and ending on the third (3rd) anniversary of the Debt Financing Closing Date, fifteen percent (15%) per annum. The entire unpaid principal balance of the Senior Secured Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010 (the “Debt Maturity Date”). In addition, we have agreed to certain financial covenants as set forth in the Senior Secured Notes. If we breach any of the financial covenants set forth in the Senior Secured Notes, we will be required to make certain payments to the holders of the Senior Secured Notes.

The repayment of all outstanding principal and accrued interest under the Senior Secured Notes may be accelerated by the holders thereof upon any of the following events of default:  (i) default in payment of any principal amount due under the Senior Secured Notes; (ii) failure by us for ten (10) business days to comply with any other provision of the Senior Secured Notes in all material respects; (iii) initiation of a bankruptcy proceeding or related proceeding; (iv) an involuntary case or other proceeding is commenced directly against us or any of our subsidiaries seeking liquidation, reorganization or other relief; (v) breach of any covenant or other term or condition of any Debt Financing Transaction agreement, except, in the case of a breach of a covenant or other term that is curable, only if such breach continues for a period of at least ten (10) business days after written notice to us thereof; (vi) one or more judgments, non-interlocutory orders or decrees shall be entered by a U.S. state or federal or a foreign court or administrative agency of competent jurisdiction involving, in the aggregate, a liability (to the extent not covered by independent third-party insurance) as to any single or related series of transactions, incidents or conditions, of $250,000 or more, and the same shall remain unsatisfied, unvacated, unbonded or unstayed pending appeal for a period of forty-five (45) days after the entry thereof; (vii) any lien created by any Debt Financing Transaction agreement shall at any time fail to constitute a valid and perfected first priority lien on all of the collateral purported to be secured thereby and the same is not cured within ten (10) business days of any such failure; (viii) there shall occur a change of control; or (ix) there occurs with respect to any issue or issues of indebtedness having an outstanding amount of $250,000 or more in the aggregate, whether such indebtedness exists on the issue date or shall thereafter be created, an event of default that permits the holder thereof to declare such indebtedness to be due and payable prior to its stated maturity.

Registration Rights Agreement

The Registration Rights Agreement obligated us to file a registration statement covering all of the Shares within eighty (80) days after the Debt Financing Closing Date.  If we failed to file a registration statement on or before such date or if we failed to have the registration statement declared effective within one hundred forty (140) days after the Debt Financing Closing Date, the Registration Rights Agreement provided that we pay liquidated damages to the Buyers in an amount of cash equal to the product of (i) the number of affected Shares then held by each Buyer, multiplied by (ii) the weighted average price of a share of our common stock for the five (5) trading days immediately preceding the Debt Financing Closing Date; multiplied by (iii) two percent (2%) for every thirty (30) days the registration statement is either not timely filed or timely effective, as the case may be.  On March 27, 2008, the Company and the requisite majority of Buyers agreed to terminate the Registration Rights Agreement and the rights of all Buyers thereunder.

Pledge Agreement

Pursuant to the Pledge Agreement, we pledged and granted a first priority security interest in all of the capital stock and other equity interests of Averion Inc. and IT&E California to the Collateral Agent, for the benefit of itself and the Buyers, as security for our performance of our obligations under the Senior Secured Notes.

Security Agreement

Pursuant to the Security Agreement, we, Averion Inc. and IT&E California granted to the Collateral Agent, for the benefit of itself and the Buyers, a security interest in and lien upon all of our, Averion Inc.’s and IT&E California’s assets as security for our performance of our obligations under the Senior Secured Notes.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guaranty

Pursuant to the Guaranty, Averion Inc. and IT&E California (the “Guarantors”), jointly and severally, agreed to guarantee the full and prompt payment and performance to the Buyers and Collateral Agent when due, upon demand, at maturity or by reason of acceleration or otherwise, of any and all of our, or the Guarantors, obligations, under the Debt Financing Transaction agreements.

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

Amendment to Debt Financing Transaction Agreements and Second Closing

On November 5, 2007, we entered into an amendment to each of the following agreements related to the Debt Financing Transaction: (i) Debt SPA; (ii) Registration Rights Agreement; and (iii) Security Agreement (collectively, the “Amendments”). Pursuant to the Amendments, the parties agreed to amend the Schedule of Buyers to add Gene Resnick, M.D., (“Resnick”), MicroCapital Fund, Ltd., a Cayman-domiciled investment corporation, and MicroCapital Fund LP, a Delaware limited partnership, as additional buyers (the “Additional Buyers”) to participate in the Second Closing in place of the Buyer originally designated to participate in the Second Closing and to join the Additional Buyers as parties to the Debt SPA, the Registration Rights Agreement and the Security Agreement. On November 5, 2007, we sold Senior Secured Notes in the aggregate principal amount of $2.0 million and issued an aggregate of 9,600,000 Shares to the Additional Buyers. Resnick, our Chief Medical Officer, purchased a Senior Secured Note in the principal amount of $0.1 million and was issued 600,000 Shares in connection therewith.

4.     DIVESTITURE OF STAFFING SERVICES BUSINESS SEGMENT

On October 3, 2007, we entered into an Asset Purchase Agreement (the “APA”) by and among us, IT&E International, Inc., a California corporation and our wholly owned subsidiary (“IT&E California”), on the one hand, and IT&E, Inc., a Pennsylvania corporation (“IT&E Purchaser”), Philip Clark, an individual (“Clark”) and Harvey Greenawalt, an individual (“Greenawalt”), on the other hand, pursuant to which we sold to the IT&E Purchaser all of the assets of our staffing services business segment which provides staffing and regulatory compliance and validation services to life sciences companies, and includes all of the assets of IT&E California (the “IT&E Staffing Services Business”), for an aggregate purchase price of $2.3 million (the “Purchase Price”).

The Purchase Price was paid as follows: (i) at the closing of the Purchase Transaction (as defined below) which also took place on October 3, 2007 (the “Closing”), the IT&E Purchaser delivered to us a cash payment in the aggregate amount of $0.4 million, (ii) at the Closing, the IT&E Purchaser issued to us a promissory note in the principal amount of $0.8 million (the “Term Note”) and a promissory note in the principal amount of $0.8 million (the “Interest Only Note,” and together with the Term Note, the “IT&E Notes”); and (iii) the IT&E Purchaser became obligated to deliver to us an additional cash payment of $0.3 million as follows:  (a) $0.1 million on or before January 31, 2008; (b) $0.1 million on or before April 30, 2008; and (c) $0.1 million on or before July 31, 2008 (collectively, the “Deferred Payments”). The ability of the IT&E Purchaser to make the Deferred Payments and payments under the IT&E Notes will be dependant upon the IT&E Purchaser’s

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ability to generate positive future cash flow from the IT&E Staffing Services Business.  The transaction is referred to herein as the “IT&E Purchase Transaction.”

The Company has evaluated the fair value of the Deferred Payments and the IT&E Notes due from the IT&E Purchaser in conjunction with the IT&E Purchase Transaction and has determined that the Deferred Payments and the IT&E Notes have no fair value as of December 31, 2007. Consequently, the Deferred Payments and the IT&E Notes have a zero carrying balance in our financial statements as of December 31, 2007.  Any payments received from the IT&E Purchaser pursuant to the Deferred Payments and the IT&E Notes will be recorded as a gain in the period in which they are received.

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

Pursuant to the APA, we have agreed to indemnify the IT&E Purchaser for a period of two (2) years for fifty percent (50%) of all (i) demands, claims, suits, actions, causes of action, proceedings and assessments brought by any third party; and (ii) costs and expenses (including, without limitation, interest (including prejudgment interest in any litigated or arbitrated matter), court costs and fees and expenses of attorneys and expert witnesses) of investigating, defending or asserting any of the foregoing or of enforcing the APA (a “Claim”) asserted against the IT&E Purchaser by any third party arising out of or resulting from the IT&E Staffing Services Business, but only to the extent such Claim is based on facts and circumstances in existence prior to the Closing; provided, however, that we shall have no obligation to indemnify the IT&E Purchaser to the extent the aggregate amount of any Claims exceed an amount equal to an aggregate of $0.9 million.

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

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the operating results of the staffing services segment have been presented in the Company’s financial statements as discontinued operations for all periods presented.  No tax benefit has been attributed to discontinued operations.

A consolidated summary of the operating results of discontinued operations for fiscal 2007and 2006 is as follows:

	2007	2006
	(in thousands)

Net Service revenue	$4,989	$12,691
Direct expenses	3,603	8,992
SG&A expense	2,612	4,186
Loss on sale of segment	157	—
Loss from discontinued operations	$1,383	$487

5.     FINANCING TRANSACTION

In connection with the private placement of shares of our common stock (the “Financing Transaction”) to certain investors on November 28, 2006 (each an “Investor” and collectively, the “Investors”), we entered into the following agreements: (i) a Placement Agency Agreement with our placement agent (the “Placement Agent”) dated October 17, 2006, as amended on November 8, 2006, January 31, 2007, and February 15, 2007  (the “Placement Agency Agreement”); (ii) subscription agreements with the Investors to collectively purchase 27,333,329 shares of our common stock for aggregate gross proceeds to us of $4.1 million, each dated November 28, 2006 (the “Subscription Agreements;”) (iii) a warrant issued to the Placement Agent to purchase 1,366,666 shares of our common stock dated November 28, 2006 (the “the Placement Agent Warrant”); and (iv) lock-up agreements with our officers, directors and certain principal stockholders, each dated November 13, 2006 (the “Lock-Up Agreements”).

Pursuant to the terms of the Placement Agency Agreement, the minimum investment amount necessary in order to conduct a first closing was $4.0 million (the “Minimum Investment Amount”). On November 28, 2006, the first closing occurred upon receipt of subscriptions from Investors in the aggregate amount of $4.1 million (the “First Closing”), at which time we issued, in the aggregate, to the Investors 27,333,329 shares of our common stock at a purchase price per share of $0.15 per share (the “Shares”).

Pursuant to the terms of the Placement Agency Agreement, we could sell shares of common stock in the Financing Transaction in value of up to $10.0 million at a purchase price per share of $0.15 per share (the “Maximum Investment Amount”); provided, however, that the Maximum Investment Amount could be increased by $5.0 million by mutual agreement between us and the Placement Agent. If we sold the Maximum Investment Amount of $10.0 million, we would issue a total of 66,666,666 shares of our common stock pursuant to the Placement Agency Agreement. If both parties agreed to increase the Maximum Investment Amount by $5.0 million and we sold the Maximum Investment Amount of $15.0 million, we would issue a total of 100,000,000 shares of our common stock pursuant to the Placement Agency Agreement.

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

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the First Closing, pursuant to the terms of the Placement Agency Agreement, we: (i) paid the Placement Agent a Placement Agent Fee equal to 7.5% of the gross proceeds received in the First Closing, or $0.3 million; and (ii) issued to the Placement Agent the warrant to purchase that number of shares of our common stock equal to 5% of the common stock sold in the First Closing at an exercise price equal to $0.15 per share, or a warrant to purchase 1,366,666 shares of our common stock (the “Placement Agent Warrant”).

Pursuant to Subscription Agreements, on November 28, 2006, we agreed to sell, and the Investors agreed to purchase, 27,333,329 shares of our common stock for an aggregate purchase price of $4.1 million, at a purchase price per share of $0.15 per share.

Pursuant to the Subscription Agreements, we granted the Investors (i) automatic registration rights (the “Automatic Registration Rights”), and (ii) piggyback registration rights, in each case related to the Shares.

Pursuant to the Automatic Registration Rights, we agreed that no later than three (3) months following the final closing (the “Final Closing”) of the Financing Transaction (the “Filing Date”), we would prepare and file a registration statement (the “Registration Statement”) under the Securities Act with the Securities and Exchange Commission (the “SEC”) covering the resale of the Shares, and that we would use our best efforts to cause the Registration Statement to become effective within six (6) months after the Final Closing (the “Effectiveness Date”).  In the event that the Registration Statement had not been filed by the Filing Date or had not been declared effective by the Effectiveness Date, we would have been obligated to pay to each holder of Shares an amount in cash, as liquidated damages and not as a penalty, equal to one percent (1%) of the aggregate purchase price paid by each such holder for the Shares that are then held by each such holder for each thirty (30) day period until such time as the Registration Statement was filed or declared effective, as the case may be.  We filed a Registration Statement on Form SB-2 on June 15, 2007 which was declared effective by the SEC on July 20, 2007.  Pursuant to the terms of the Automatic Registration rights, we are no longer obligated to maintain the effectiveness of the Registration Statement.

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

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

6.     AVERION MERGER

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

On July 31, 2006, pursuant to a certain Securities Purchase Agreement dated November 9, 2005, as amended, between the Company, ComVest and those certain purchasers set forth in the signature pages thereto (the “Purchase Agreement”), ComVest exercised its option to purchase 5,000 shares of our Series D Convertible Preferred Stock and received warrants to purchase 32,142,829 shares of our common stock at an exercise price of $0.10 per share, for an aggregate purchase price of $5.0 million the proceeds of which were used to partially fund the acquisition of Averion Inc.

On July 31, 2006, in connection with the closing of the Averion Merger, pursuant to a letter agreement dated May 31, 2006 between us and ComVest, we paid ComVest an advisory fee of $0.3 million.

On July 31, 2006, in connection with the closing of the Averion Merger, we purchased all of the outstanding capital stock of Averion Inc.  Averion Inc. was a CRO located in the State of Massachusetts.  The purchase price paid for the Averion Inc. outstanding capital stock was $25.9 million.  In exchange for all such outstanding capital stock of Averion Inc., the Averion Inc. Shareholders received from us, in the aggregate: (i) $5.6 million in cash; (ii) two-year promissory notes in the aggregate principal amount of $0.7 million bearing interest accruing at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.25% as of January 1, 2007 and January 1, 2008, respectively); (iii) five-year promissory notes in the aggregate principal amount of $5.7 million bearing interest payable monthly at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.25% as of January 1, 2007 and January 1, 2008, respectively); (iv) 45,245,455 shares of our common stock priced at $0.11 per share for a value of $5.0 million; and (v) 8,300 shares of our Series E Convertible Preferred Stock, stated value $1,000 per share ($8.3 million). In addition, the Company paid transaction costs of $0.6 million including the advisory fee paid to ComVest, and assumed certain liabilities in the aggregate amount of $4.0 million.

The acquired assets and liabilities of Averion Inc. were recorded at their fair market value, pursuant to FASB Statement No. 141, “Accounting for Business Combinations” (“SFAS No. 141”).  As the price paid to Averion Inc. exceeded the net fair market values of the assets and liabilities, management performed an analysis to determine the proper values to be assigned to the intangible assets acquired.  Values were assigned to the Averion Inc. contracts, non-compete agreements and trade name.  In total, the finite life Intangible assets were assigned a valuation of $4.2 million.  Each finite life intangible asset was assigned a useful life ranging from one to ten years, and each specific finite life intangible asset will be amortized

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on that life. The total amortization expense related to these intangible assets was $0.6 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively.  In addition, a value of $17.3 million was assigned to goodwill.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Assets Acquired	$8,444
Finite-Life Intangible Assets	4,152
Goodwill	17,333
Liabilities Assumed	(3,974)
Purchase Price	$25,955

7.     ACQUISITION OF THE ASSETS OF MILLENNIX, INC.

On November 9, 2005, we acquired substantially all of the assets of Millennix, Inc. (“Millennix”). Millennix was a contract research organization located in the State of New York.  The purchase price paid for the Millennix assets was $1.1 million in cash, 10,416,667 shares of our common stock priced at $0.18 per share for a value of $1.9 million, transaction costs of approximately $0.3 million, and the assumption of certain liabilities in the aggregate amount of approximately $2.4 million, including the amounts outstanding under certain promissory notes to employees in the aggregate principal amount of approximately $0.8 million and an assumption of approximately $0.1 million of principal and accrued but unpaid interest owed by Millennix to the Bank of New York.

On September 6, 2006, the Asset Purchase Agreement for the purchase of substantially all of the assets of Millennix, entered into by and among the Company, Millennix and Gene Resnick, M.D. on November 9, 2005, was amended to eliminate the payment of $1.4 million contingent on the achievement of certain earn-out milestones as set forth in the agreement. The remaining amount of the purchase price as specified in the Asset Purchase Agreement, as amended, is to be paid out in three installments as follows:  (i) $0.3 million in cash to Millennix on January 1, 2007, which was paid in December 2006; (ii) the issuance of a subordinated promissory note in the principal amount of $0.3 million accruing simple interest at 8% per annum, with such interest being paid monthly in arrears and the principal amount payable in full on January 1, 2008, subject to the terms and conditions of the note, which was paid in January 2008 and (iii) the issuance of 4,285,714 shares of common stock at an average price of $0.20 per share to Millennix (subject to adjustments for stock splits, reverse stock splits, recapitalization and the like) on January 1, 2009.  The Company’s obligation, including, without limitation, the obligation to make payments, issue the promissory note, make payments under the promissory note or issue stock, are conditioned upon and subject to Dr. Resnick remaining an employee of the Company through each applicable payment or issuance date.  If at anytime, Dr. Resnick is not an employee of the Company prior to the date on which a payment or issuance is called for under the Asset Purchase Agreement, as amended, then the Company’s obligation ceases to exist, provided, however, that Dr. Resnick’s employment was not terminated due to reason of: (a) his death; (b) his resignation for “Good Reason” as that term is defined in his Employment Agreement with the Company, dated November 9, 2005, as amended, or (c) his termination by the Company without “Cause” as that term is defined in his Employment Agreement with the Company, dated November 9, 2005, as amended.  The Company recorded the stock commitment as Common Stock to Be Issued shown on the face of its Consolidated Balance Sheet at December 31, 2007 and 2006.

Additionally, in connection with the acquisition of the Millennix assets, we also issued fully vested options to purchase an aggregate of 3,472,223 shares of our common stock to certain Millennix employees.

The acquired assets and liabilities of Millennix were recorded at their fair market value, pursuant to SFAS No. 141.  As the price paid to Millennix exceeded the net fair market values of their assets and liabilities, management performed an analysis to determine the proper values to be assigned to the intangible assets acquired.  Values were assigned to the Millennix contracts, non-compete agreements, and trade name, as a result of the analysis.  In total, these finite life intangible assets were assigned a value of $1.0 million. Each finite life intangible asset was assigned a useful life ranging from one to

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ten years and each specific finite life intangible asset will be amortized over that life.  Total amortization expense related to these intangible assets was $0.2 million and $40,000 for the years ended December 31, 2007 and 2006, respectively. In addition, an initial value of $3.2 million was assigned to Goodwill.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Assets Acquired	$1,468
Finite-Life Intangible Assets	1,031
Goodwill	3,197
Liabilities Assumed	(2,445)
Purchase Price	$3,251

The Company recorded additional goodwill of $1.4 million during 2006 as a result of the amended Asset Purchase Agreement.

8.   SUPPLEMENTAL PROFORMA INFORMATION (Unaudited)

2007

The results of continuing operations for the year ending December 31, 2007 include the results of Hesperion, Ltd. from the date of acquisition, a period of two months.  Had we acquired Hesperion Ltd. on January 1, 2007, our total revenues would have been $69.1 million, an increase of $29.1 million for the year ended December 31, 2007. Our net loss applicable to common stockholders for the year ended December 31, 2007 would have been $5.9 million, an increase in our net loss of $0.6 million.  If we had acquired Hesperion Ltd. on January 1, 2007, our net loss per share would have been $0.01 per basic and fully diluted share.

2006

The results of continuing operations for the year ending December 31, 2006 include the results of Averion Inc. from the date of acquisition, a period of five months. Had we acquired Averion Inc. on January 1, 2006, our total revenues would have been $25.5 million, an increase of $10.9 million for the year ended December 31, 2006. Our net loss applicable to common stockholders for the year ended December 31, 2006 would have been $9.9 million, an increase in our net loss of $0.7. If we had acquired Averion Inc. on January 1, 2006, our net loss per share would have been $0.02 per basic and fully diluted share.

9.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Building Lease Rights	$4,666	$—
Computers and Software	5,459	1,051
Furniture and Fixtures	2,866	190
Internal-Use Software	—	224
Leasehold Improvements	871	541
	13,862	2,006
Less Accumulated Depreciation	(7,353)	(572)
Property and equipment, net	$6,509	$1,434

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense totaled $0.8 million and $0.3 million during the years ended December 31, 2007 and 2006, respectively.

10.   GOODWILL

Goodwill consisted of the following at December 31, 2007 and 2006 (in thousands):

Goodwill attributable to the Millennix transaction	$4,635
Goodwill attributable to the Averion transaction	17,333
Balance at December 31, 2006	21,968
Goodwill attributable to the Hesperion transaction	26,749
Balance at December 31, 2007	$48,717

In accordance with SFAS No. 141, no amortization is recorded on goodwill.  At December 31, 2007 and 2006, we had no impairment in the carrying value of our goodwill.

11.   NOTES PAYABLE AND FINANCING ARRANGEMENTS

In November 2005, as a part of the Millennix acquisition (see Note 7), we assumed notes payable to Millennix employees in the aggregate principal amount of $0.8 million and issued an additional note for $0.3 million in September of 2006 when we amended that asset purchase agreement.  At December 31, 2007, approximately $0.6 million in principal payments on these notes remained outstanding, all of which were scheduled to be repaid by October 31, 2008.

In July 2006 we purchased all of the outstanding capital stock of Averion Inc. (see Note 6). In connection with that purchase we issued two year promissory notes in the aggregate principal amount of $0.7 million and five year promissory notes in the aggregate principal amount of $5.7 million, each bearing interest at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.25% as of January 1, 2007 and January 1, 2008, respectively).  At December 31, 2007 approximately $5.9 million in principal payments remained on these notes.

We issued stock and Senior Secured Notes in connection with the Hesperion financing transaction during October and November of 2007 (see Note 3).  The Senior Secured Notes have a principal amount at maturity of $26.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first year, 10% for the second year and 15% for the third year. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from December 31, 2007 to October 31, 2010 of $10.6 million.

We issued Cerep a promissory note (the “Cerep Note”) in connection with the Hesperion acquisition in the principal amount of €2.5 million Euros with interest accruing at a rate of 6% per annum due and payable quarterly in arrears.  The entire unpaid principal balance, plus all accrued and unpaid interest, is due and payable by October 31, 2010.  The principal amount of the Cerep Note has been discounted to fair value for balance sheet presentation.  The accretion of the original issue discount will cause an increase in indebtedness from December 31, 2007 to October 31, 2010 of $0.5 million.

Aggregate maturities of notes payable as of December 31, 2007 are as follows (in thousands):

2008	$813
2009	—
2010	29,682
2011	5,700
Total	$36,195
Less: unamortized original issue discount	(11,116)
Total notes payable	$25,079

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   STOCKHOLDERS’ EQUITY

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

In addition, in connection with the Reincorporation, we filed a Certificate of Designation thereby duly authorizing and creating our Series D Convertible Preferred Stock, (the “Series D Convertible Preferred Stock”) at which time the Senior Secured Convertible Promissory Notes we issued to certain investors in a private placement in November 2005, in the principal amount of $11.5 million, were automatically converted into 11,500 shares of such Series D Convertible Preferred Stock.

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

ComVest, in connection with the private placement of our senior secured convertible promissory notes and warrants to purchase our common stock, acquired a right to purchase additional shares of our Series D Convertible Preferred Stock at a purchase price of up to $5,000 and received warrants to purchase up to an additional 35,714,275 shares of common stock that expired on May 9, 2006 (the “ComVest Option”). On May 8, 2006, the expiration of ComVest Option was extended to November 9, 2006. In exchange for such extension of the expiration date, the number of warrants to purchase our common stock that ComVest was entitled to acquire pursuant to the ComVest Option was reduced to up to 32,149,829 shares. In connection with this transaction the call option was reduced and the offset was recorded to additional paid in capital. On July 31, 2006, ComVest exercised the ComVest Option in full. On July 31, 2006, in connection with the exercise of the ComVest option, pursuant to the terms of the Purchase Agreement, we paid ComVest a closing fee equal to two and a half percent (2.5%) of the gross proceeds received by us upon exercise of the ComVest Option, or $0.1 million.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” our Series D Convertible Preferred Stock included a beneficial conversion feature. The embedded financial conversion feature was computed at approximately $4.1 million to the preferred stockholders, as the conversion feature was immediately exercisable, and was treated as a dividend to the preferred stockholders. The dividend resulted in an increase to the loss available to common shareholders for earnings per share purposes.

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

The holders of Series E Convertible Preferred Stock were entitled to receive the stated value of $1,000 for each share of Series E Convertible Preferred Stock, subject to standard and customary anti-dilution adjustments, in a “liquidation event” as defined in the Certificate of Designation. Each share of Series E Convertible Preferred Stock was convertible at the option of the holder into 9,090.91 shares of our common stock, subject to standard and customary anti-dilution adjustments. The holders of Series E Convertible Preferred Stock were entitled to vote on all matters presented to the holders of common stock on an as-if-converted to common stock basis. As part of the consideration paid in conjunction with the completion of the Averion Merger, all 8,300 shares of Series E Convertible Preferred Stock were issued (see Note 6).

Series D and Series E Preferred Stock Conversions

As a condition precedent to the Financing Transaction (see Note 5) simultaneously with the First Closing, all of the shares of our Series D Convertible Preferred Stock that were then outstanding and all of the shares of our Series E Convertible Preferred Stock that were then outstanding were automatically converted into shares of our common stock in accordance with the terms of the Certificate of Designation related to such preferred stock (the “Preferred Stock Conversion”).

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

Common Stock

On May 2, 2006, as a part of the reincorporation into the State of Delaware, stockholders approved the increase of the number of authorized shares of common stock to 650,000,000.  On May 23, 2007, stockholders approved the increase of the number of authorized shares of common stock to 750,000,000.

During 2006, in connection with the exercise of the ComVest Option, we issued warrants to ComVest to purchase up to an additional 32,142,829 shares of our common stock at an exercise price of $0.10 per share.

Additionally, we issued: (i) 45,245,455 shares of common stock in connection with the Averion Merger (see Note 6); (ii) 4,285,714 shares of common stock at an average price $0.20 per share, to be issued to Millennix, Inc. on January 1, 2009, in connection with the amended Asset Purchase Agreement for substantially all of the assets of Millennix (see Note 7); and

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(iii) 27,333,329 shares of our common stock to certain investors for aggregate gross proceeds to us of $4,100 and aggregate net proceeds to us of $3.6 million after deducting the Placement Agent Fee of $0.3 million, and other associated costs, in connection with the Financing Transaction (see Note 5).

Further, we issued a warrant to the Placement Agent to purchase up to 1,366,666 shares of our common stock at an exercise price of $0.15 per share during 2006. The warrant may be exercised at any time until November 28, 2011 (see Note 5).

During 2007, we issued an aggregate of 375,000 shares of our common stock to Keith Lippert and John Heilshorn, the principals of Lippert/Heilshorn & Associates, Inc., in consideration for investor and public relations services provided to the Company.  An additional 125,000 shares were issued to Messrs. Lippert and Heilshorn in January 2008 in respect of services rendered in the fourth quarter of 2007.

On October 31, 2007, we issued an aggregate of 703,125 shares of our common stock in the form of Restricted Stock awards to three of our executive officers under our 2005 Equity Incentive Plan.

On October 31, 2007 and November 2, 2007 we issued an aggregate of 115,200,000 and 9,600,000, respectively, shares of our common stock in connection with securing financing to support the purchase of Hesperion (see Note 3).

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

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ending December 31, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.2 million or $0.00 on a basic and diluted earnings per share basis. The adoption of SFAS No. 123R did not have a net impact on cash flows from operating, investing or financing activities.

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

Expected volatility is calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected term assumption is based on the simplified or “safe-haven” method outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin, (“SAB”), No. 107. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model. The options granted have a contractual term of ten years.

The assumptions used in computing our stock based compensation expense for 2007 and 2006 were as follows:

	2007	2006
Risk free interest rate	3.7 - 4.61%	4.4%
Expected dividend yield	—	—
Expected term (years)	4 to 6	3.7
Expected volatility	85 - 90%	85%
Forfeiture rate	50%	50%

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity under the Option Plan for the years ended December 31, 2006 and 2007:

	Shares	Range of Exercise prices	Approximate Weighted- average exercise price
Outstanding at December 31, 2005	17,378,626	$0.17-0.25	$0.18
Granted	19,321,500	$0.09-0.16	$0.16
Exercised	—	—	—
Cancelled	(7,490,998)	$0.10-0.25	$0.18
Outstanding at December 31, 2006	29,209,128	$0.09-0.25	$0.17
Granted	48,794,500	$0.14-0.18	$0.16
Exercised	(499)	$0.14	$0.14
Cancelled	(14,820,043)	$0.10-0.25	$0.17
Outstanding at December 31, 2007	63,183,086	$0.09-0.25	$0.16
Exercisable at December 31, 2007	6,988,191	$0.09-0.25	$0.15

The weighted-average fair value of options granted during the years ended December 31, 2007 and 2006 using the Black-Scholes method was $0.11 and $0.10 per share, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2007 was 9.29 years. The weighted-average remaining contractual life of exercisable options at December 31, 2007 was 8.56 years. The fair value of the options vested during the years ended December 31, 2007 and 2006 was $0.6 million and $0.3 million, respectively.

As a result of the Company’s adoption of SFAS No. 123R, the Company recorded stock-based compensation expense of  $0.4 million and $0.2 million for the year ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, there was $1.9 million of total unrecognized compensation cost related to unvested share based compensation awards granted under the stock option plans.  This cost is expected to be recognized over a weighted average period of 1.9 years. The intrinsic value of options outstanding at December 31, 2007 was $5.4 million.

At December 31, 2007, 36,113,290 shares remained available for future issuance or grant under the Plan. The Company has a policy of issuing new shares to satisfy share option exercises.

14.   LEASES

The Company leases various office facilities and equipment under operating leases that expire over the next six years. At December 31, 2007, including the new space, we are obligated under non-cancelable operating leases with future minimum rentals as follows (in thousands):

For the year ending December 31,
2008	$3,848
2009	3,647
2010	2,878
2011	2,476
2012	2,186
Thereafter	800
Total	$15,835

Rent expense was $1.9 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    REPORTABLE SEGMENTS

The Company’s Chief Operating Decision Maker (CODM) reviews financial information for the Company’s operations in one reportable segment. The CODM reviews historical forecast, summary and detailed revenue and margin information to monitor the operating performance and assess overall profitability of the Company.

Geographic information:

Total revenues are attributed to geographic areas based on location of the customer (not accurate- revise). Assets are assigned based on physical location.

Geographic information is summarized as follows (in thousands):

	December 31,
	2007	2006
Total revenues:
United States	$30,489	$14,635
Europe	9,443	—
Total revenue	$39,932	$14,635

	December 31,
	2007	2006

Long-lived assets, net of accumulated depreciation:
United States	$1,397	$1,434
Europe	5,112	—
Total long-lived assets, net	$6,509	$1,434

16.    COMMITMENTS AND CONTINGENCIES

We are involved in various other legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

17.    INCOME TAXES

The loss before income tax expense (benefit) shown below is based on the geographic location to which such income is attributed for each of the years ended December 31, 2007 and 2006 (in thousands):

	Year ended December 31,
	2007	2006

United States	$(3,323)	$(5,126)
Foreign	(1,654)	—

Total	$(4,977)	$(5,126)

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision (benefit) for income taxes for each of the years ended December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Current provision:
Federal	$(1,328)	$(1,891)
Loss on operation and sale of staffing division	265	—
Amortization on subsidiary intangibles	285	—
Other permanent adjustments	13	173
Change in valuation allowance	496	2,015
NOLS adjusted and utilized by state	282	—
Adjustment of tax receivable	184	—
State tax - U.S. subsidiary	18	—
Foreign	71	—
Other	12	(297)

Total current provision	$298	$—

The provision (benefit) for income taxes consisted of the following for the years ended December 31:

	2007	2006
Current provision:
Federal	$—	$—
State	227	—
Foreign	71	—
Total current provision	$298	$—
Deferred provision (benefit):
Federal	$(765)	$(1,614)
State	283	(276)
Foreign	137	—
Other	(14)	(125)
Total deferred provision	$359	$(2,015)
Change in valuation allowance	(359)	2,015
Total provision (benefit) for income taxes	$298	$—

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations for the years ended December 31:

	2007	2006
Federal income tax at statutory rate	34.0%	34.0%
Permanent items	(11.3)	—
U.S. state and local taxes, net of U.S. federal income tax effects	(10.2)	5.8
Change in valuation allowance	(10.0)	(42.4)
Foreign subsidiary tax	(9.9)	—
Other	1.4	2.6
Total provision	(6.0)%	—%

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006

Net operating loss carryforwards	$3,059	$2,609
Sale leaseback	740	—
Accrued expenses and reserves	575	465
Pension	134	—
Bad debt reserve	132	68
Depreciation	25	(43)
Other	17	—
481(a) adjustment	—	(127)
Total deferred tax asset	4,682	2,972

Sale leaseback	823	—
Bad debt reserve	181	—
Deferred revenue	43	—
Total deferred tax liability	1,047	—
Valuation allowance	(3,419)	(2,972)

Net deferred tax asset	$216	$—

The Company provided a valuation allowance at December 31, 2007 and 2006 for the full amount of its deferred tax assets in the United States. Based on the weight of available evidence at that date, it was determined more likely than not that some or all of the deferred tax assets would not be realized. At December 31, 2007, the Company determined that it was more likely than not that its deferred tax assets in Switzerland would be realized based upon its assessment of its expected future results. As a result, the Company did not provide a valuation allowance overseas.

At December 31, 2007, the Company has federal and state net operating loss (NOL) carryforwards of approximately $7.5 million and $2.5 million, respectively, which may be available to reduce future income tax liabilities, which expire at various dates through 2025. The Company’s ability to utilize its NOL carryforwards may be limited due to changes in ownership of the Company as defined in Internal Revenue Code Section 382. Generally, an ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period. The Company had such an ownership change during the year ended December 31, 2005 and as such may be limited in the use of it’s net operating loss on an annual basis.

18.  DEFINED BENEFIT PENSION PLAN

The Company has noncontributory defined benefit plans (the Benefit Plans) covering its employees in Switzerland as mandated by the Swiss governments. Benefits are based on the employee’s years of service and compensation. Benefits are paid directly by the Company when they become due, in conformity with the funding requirements of applicable government regulations. (Confirm)

The Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 30, 2006. This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Retrospective application is not permitted. The following tables summarize the funded status of the Company’s defined benefit plans and amounts reflected in the Company’s consolidated balance sheets in accordance with SFAS No. 158.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status (in thousands)

Pension Benefits
In thousands	2007
Change in benefit obligations
Benefit obligation at beginning of year	$8,000
Service cost	1,182
Interest cost	195
Benefit payments	(2,078)
Actuarial loss (gain)	1,311
Effect of foreign exchange	701

Benefit obligation at end of year	$9,312

Change in plan assets
Fair value of plan assets at beginning of year	$7,806
Plan assets assumed	316
Actual return on plan assets	318
Employer contributions	634
Plan participants’ contributions	634
Benefit payments	(2,078)
Effect of foreign exchange	635

Fair value of plan assets at end of year	$8,265

Funded status
Projected benefit obligation	$9,312
Fair value of plan assets	8,265

Net balance sheet liability	$1,047

Classification of net balance sheet liability
Current liabilities	$—
Non-current liabilities	1,047

The accumulated benefit obligation for all defined benefit plans	$8,869

Information for defined benefit plans with accumulated and projected benefit obligations in excess of plan assets

Pension Benefits
In thousands	2007
Projected benefit obligation	$9,312
Accumulated benefit obligation	8,869
Fair value of plan assets	8,265

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic benefit cost

Pension Benefits
In thousands	2007
Service cost	$1,182
Interest cost	195
Expected return on plan assets	(207)
Employee contributions	(634)
Net periodic benefit cost	536
Curtailment gain	182
Net pension cost	$718

Assumptions

Weighted-average assumptions used to determine benefit obligations

Pension Benefits
2007
Discount rate	3.00%
Rate of compensation increase	2.50%

Weighted-average assumptions used to determine net periodic benefit cost

Pension Benefits
2007
Discount rate	2.75%
Expected long-term return on plan assets	2.75%
Rate of compensation increase	2.25%
Spousal pension increase	1.25%
Pensioner increase	0.75%

The expected long term rate of return on plan assets was made considering the pension plan’s asset mix, historical returns and the expected yields on plan assets.

Plan assets

The Company’s plan assets are held and invested by Swiss Life. The Company’s plan assets did not include any of the Company’s common stock at December 31, 2007 and 2006.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contributions

During 2007, the Company contributed $0.6 million to its pension plans. The Company expects to contribute $0.7 million to its pension plan in 2008.

Estimated future benefit payments

In thousands	Pension Benefits
2008	$1,777
2009	1,954
2010	2,150
2011	2,365
2012	2,601
2013-2017	17,470

19.   401(K) Plan

We sponsor a 401(k) retirement savings plan for eligible U.S. employees. Employees may elect to contribute to the plan in amounts that will not exceed the total amount allowed by the Internal Revenue Code for all contributions to qualified plans. The plan provides for discretionary contributions by the Company. The Company made $0.1 million in matching contributions to the Company’s 401(k) plan for each of the years ended December 31, 2007 and 2006.

20.   COMPREHENSIVE LOSS

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows for the period ended December 31:

	2007	2006
Net Loss	$(5,275)	$(5,126)
Foreign currency translation adjustment	(183)	(7)
Comprehensive Loss	$(5,458)	$(5,133)

21.   RELATED PARTY TRANSACTIONS

In connection with the Hesperion acquisition (see Note 3), we paid ComVest $0.3 million for financial advisory services.

We entered into a Financial Advisory Agreement with ComVest Advisors, LLC, an affiliate of ComVest, to assist us with matters related to our operations and our future strategies. The agreement was terminated in July 2006. During 2006 , ComVest was paid $0.1 million for these services.  In 2006, we paid Commonwealth Associates, LP, an affiliate of ComVest, a placement fee of $0.3 million.

In each of 2007 and 2006, we paid $0.1 million to SCI Inc., an entity controlled by Mr. Sancilio, a member of our Board, for consulting expenses.  In addition, we paid a director of the Company $30,000 for consulting services during 2007.  During 2006, we paid this same director $0.2 million for his services as a consultant to the Company and as interim CEO of our staffing services segment.

AVERION INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   SUBSEQUENT EVENTS

On March 27, 2008, the Company and the requisite majority of Buyers of Senior Secured Notes issued in the Debt Financing Transaction agreed to terminate the associated Registration Rights Agreement and the rights of all Buyers thereunder.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-KSB, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting.

Material Weakness Previously Identified

As previously reported in our annual report on Form 10-KSB for the years ended December 31, 2006 and 2005 and in our quarterly reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 (collectively, the “Relevant Periods”), in the course of our evaluation of our controls during the Relevant Periods, we advised the Audit Committee of our Board that we had identified certain issues that on an accumulated basis rose to the level of a “material weakness” in our disclosure controls and related internal controls.  A “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles in the United States (“GAAP”) such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

Remediation of Material Weakness

The Company’s management and Audit Committee have dedicated resources to assessing the underlying issues giving rise to the aforementioned material weakness and to ensure that proper steps have been and are being taken to improve our internal controls.  As of the date of this filing, the remediation of this material weakness has been completed.  We have implemented all the remediation initiatives outlined below, which we believe are sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

As of the date of this filing, the remediation initiatives management has implemented include:

•  We have hired additional personnel into our accounting and finance department.

•  We have provided for greater segregation of duties within the accounting and finance department and implemented additional key controls over financial reporting including controls relating to the timing of the recognition of revenue.

•  We have put into place compensating controls to mitigate the lack of legacy general ledger system controls.

•  We have obtained and implemented more robust accounting software to enable us to more effectively provide a reliable audit trail and eliminate manual processes and procedures.

•  We have disseminated critical accounting policies to the accounting staff and senior managers and provided increased training.

•  We have integrated the financial reporting of formerly acquired businesses.

Management’s Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of the fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S.

Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.  In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of its internal controls over financial reporting.

On October 31, 2007, the Company completed the acquisition of Hesperion AG.  Due to the close proximity of the completion date of the acquisition to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded Hesperion AG from its assessment of internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Internal Controls over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting with the exception of those discussed elsewhere in this report.

ITEM 8B.    OTHER INFORMATION

On March 27, 2008, the Company and the requisite majority of Buyers of Senior Secured Notes issued in the Debt Financing Transaction agreed to terminate the associated Registration Rights Agreement and the rights of all Buyers thereunder.  The termination of the Registration Rights Agreement was prompted, in part, by recent changes to Rule 144 promulgated under the Securities Act.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors

The following table and subsequent biographies set forth the year each of our current directors was first elected and the age, positions, and offices presently held by each director with the Company:

NAME OF DIRECTOR	AGE	POSITION WITH AVERION	DIRECTOR SINCE
Michael Falk	46	Chairman of the Board of Directors	November, 2005
Dr. Philip T. Lavin	61	Executive Chairman, Director	July, 2006
Fred Sancilio	58	Vice Chairman of the Board of Directors	March, 2006
Cecilio M. Rodriguez	48	Director	November, 2005
Robert D. Tucker	74	Director	December, 2005
Alastair McEwan	52	Director	February, 2006
James Powers	56	Director	September, 2007

Michael Falk

Mr. Falk has served as a director since November 2005. Mr. Falk is currently Managing Partner of ComVest Investment Partners II LLC (“ComVest”). In 1988, Mr. Falk co-founded Commonwealth Associates, L.P. (“Commonwealth”), ComVest Investment Partners’ predecessor. Commonwealth is an affiliated New York City-based investment bank whose primary business has been private equity investments led by the principals and partners of Commonwealth and ComVest. From 1995 to 2002, Mr. Falk was Chairman and CEO of Commonwealth. From 2002 to the present, Mr. Falk has served as Chairman of ComVest Group Holdings (“CGH”), and is a board member of Catalyst International, Allegiant Airlines and The CARE Fund. Mr. Falk has extensive experience successfully investing in, restructuring and recapitalizing growth companies, many of which have created significant equity valuations and/or have been acquired. Mr. Falk holds a B.A. degree in Economics from Queens College and attended the Stanford University Executive Program for Smaller Companies. Mr. Falk is not “independent” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards because Mr. Falk is an affiliate of ComVest and ComVest Advisors LLC, both of which have received advisory or other compensatory fees in connection with the sale of our senior secured convertible promissory notes and financial advisory services provided to the Company, respectively. Mr. Falk was originally elected to the Board as a designee of the holders of a majority in interest of our Series D Convertible Preferred Stock (the “Series D Preferred”).

Dr. Philip T. Lavin

Dr. Lavin has served as a director and an officer since July 2006.  Dr. Lavin has served as our Executive Chairman since October 2007 and served as our Chief Executive Officer from July 2006 to October 2007.  Dr. Lavin was the founder of Averion Inc. and from 1983 to July 2006 was the Chief Executive Officer and President of Averion Inc. Since 1977, Dr. Lavin has held faculty appointments at the Harvard School of Public Health and Harvard School of Medicine. Dr. Lavin received his PhD in Applied Mathematics at Brown University in Providence, Rhode Island in 1972. Dr. Lavin is not “independent” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards because Dr. Lavin is currently employed as our Executive Chairman.

Fred Sancilio

Mr. Sancilio has served as a director since March 2006. From 2004 to the present, Mr. Sancilio has been the Chief Executive Officer of Sancilio and Company, Inc., an entity established to explore pharmaceutical development opportunities in Asia and South America. From 2002 to 2004, Mr. Sancilio served as a member of the board of directors of aaiPharma, Inc., a full service contract research organization and specialty pharmaceutical company. From 1977 to 2002, Mr. Sancilio was the Chief Executive Officer of aaiPharma, Inc. He retired from this position in 2002 and in 2004 again served briefly as the interim Chief Executive Officer of aaiPharma, Inc. (subsequent to Mr. Sancilio’s departure from aaiPharma, Inc. in September 2004, aaiPharma, Inc. filed for Chapter 11 reorganization in May 2005). Mr. Sancilio earned a B.A., M.S. and Ph.D. in Analytical Chemistry from Rutgers, The State University of New Jersey. Mr. Sancilio is not “independent” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards because Mr. Sancilio has been compensated in an amount in excess of $60,000 related to the performance of consulting services for us. Mr. Sancilio was originally elected to the Board as a designee of the holders of a majority in interest of the Series D Preferred.

Cecilio M. Rodriguez

Mr. Rodriguez has served as a director since November 2005. Mr. Rodriguez has served as the Chief Financial Officer of CGH and various related investment partnerships since May 2004. From October 2000 to May 2004, Mr. Rodriguez was Senior Vice President and Corporate Controller of Jet Aviation International, a multinational aviation services corporation. Mr. Rodriguez is not “independent” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards because Mr. Rodriguez is an affiliate of ComVest and ComVest Advisors LLC, both of which have received advisory or other compensatory fees in connection with the sale of our senior secured convertible promissory notes and financial advisory services provided to the Company, respectively. Mr. Rodriguez also serves on the Board of Commonwealth’s general partner. Mr. Rodriguez was originally elected to the Board as a designee of the holders of a majority in interest of the Series D Preferred.

Robert D. Tucker

Mr. Tucker has served as a director since December 2005. Mr. Tucker is the Chairman and Chief Executive Officer of MBC Direct, LLC, a financial card services company he founded in 2002. Mr. Tucker also acts as Chairman and Chief Executive Officer of Throwleigh Technologies, LLC, a plasma research company he co-founded in 1995. In 1997, Mr. Tucker co-founded Specialty Surgicenters, Inc. for whom he served as Chairman and Chief Executive Officer until 2001 and also as a member of the board of directors until 2004 when the business was acquired. Mr. Tucker was a member of the board of directors of Horizon Medical Products, Inc. from 2001 until its merger with RITA Medical Systems (“RITA”) in 2004. Mr. Tucker resigned from the RITA board of directors in late 2005. Mr. Tucker is a graduate of Georgia State University. Mr. Tucker is “independent” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Mr. Tucker was originally elected to the Board as a designee of the holders of a majority in interest of the Series D Preferred.

Alastair McEwan

Mr. McEwan has served as a director since February 2006 and served as our interim Chief Executive Officer from May to July 2006. Mr. McEwan is currently the Chairman of Cornerstone BioPharma and has served as a member of the board of directors of Cornerstone BioPharma since 2005. From 2002 to 2004, Mr. McEwan was President, Global Clinical,

of Inveresk with responsibilities for all aspects of its global clinical trials division. From 1999 to 2004, Mr. McEwan was a Group Executive Vice President and a member of the Group Executive Board of Inveresk which oversaw the group’s operational performance and set all aspects of its strategic direction. Mr. McEwan is a graduate of the University of Edinburgh and a member of the Institute of Chartered Accountants of Scotland. Mr. McEwan is not “independent” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards because Mr. McEwan has been employed as an officer of the Company within the last three (3) years. Mr. McEwan was originally elected to the Board as a designee of the holders of a majority in interest of the Series D Preferred.

James Powers

Mr. Powers has served as a director since September 2007.  He currently serves as an independent business strategy consultant, focusing on the pharmaceutical and medical device services industries.  Previously, he held various management positions during his 18-year tenure at global CRO leader PRA International Inc.  Most recently at PRA, Mr. Powers served for 10 years as Executive Vice President, Worldwide Business Development, responsible for sales, marketing, proposal development and customer contracts.  In this capacity, he was instrumental in growing PRA from a niche data management services provider to a full-service CRO with sales of $450 million.  He also helped PRA launch and achieve a leadership position in oncology clinical development and was actively involved in eight global acquisitions.  Prior to that, while serving as President, North American Operations, Mr. Powers supported international expansion of PRA’s operations and customer base.  From 1985 to 1988, Mr. Powers was Vice President at University Technology Corporation, where he identified and led medical technology start-up businesses.  Mr. Powers serves as a director for several pharmaceutical services companies and advisor for venture capital firms and medical research programs at the University of Virginia.  Mr. Powers holds a bachelor of science in administration and management science from Carnegie Mellon University.  Mr. Powers is “independent” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Executive Officers

NAME	POSITION	AGE
Dr. Philip T. Lavin	Executive Chairman	61
Dr. Markus Weissbach	Chief Executive Officer	52
Christopher Codeanne	Chief Financial Officer	40
Dr. Gene Resnick	Chief Medical Officer	59
Dr. John Shillingford	Executive Vice President, Clinical Operations	58
Abdallah Ennaji	Executive Vice President, Data Management and Statistics	47
Glenn Deegan	Vice President and General Counsel	41

The following is a brief summary of the backgrounds of our Executive Officers.

Dr. Philip T. Lavin

The background of Dr. Lavin is summarized above.  Dr. Lavin resigned as our CEO and was reappointed as our Executive Chairman on October 31, 2007 following the acquisition of Hesperion Ltd.

Markus Weissbach, M.D., Ph.D.

Effective October 31, 2007, Dr. Markus Weissbach, former Chief Executive Officer of Hesperion, was appointed as our Chief Executive Officer.  From October 2006 until October 2007, Dr. Weissbach served as President and Chief Executive Officer of Hesperion, an international contract research organization with therapeutic expertise in cardiology and oncology.  From October 2004 until September 2006, Dr. Weissbach served as Hesperion’s Chief Operating Officer.  Prior to that, from July 2003 to September 2004, Dr. Weissbach served as Founder and Managing Director of EHCOR Consult GmbH, a consulting firm providing advice to small to medium sized companies in the health care sector.  Previously, from 1996 to 2003, Dr. Weissbach held various positions at ICON plc, a global contract research organization with operations in more than 30 countries, including serving as President, ICON Europe.  Dr. Weissbach was the head of the Cardiovascular department of

Takeda Euro R&D center from 1994 to 1996 and the Associate Director of Clinical Cardiology/Nephrology at BASF Pharmaceuticals from 1990 to 1994.  Dr. Weissbach received his degree in medicine from the University of Freiburg in 1982.

Christopher Codeanne

Mr. Codeanne has served as our Chief Financial Officer (“CFO”) since December 2006. Mr. Codeanne has over sixteen years of accounting and finance experience. Prior to being appointed as our CFO, from 2002 through July 2006, Mr. Codeanne was the Chief Financial Officer of SCIREX Corporation LLC (“SCIREX”), now Premier Research Group plc., where he was responsible for all finance, treasury, accounting, human resources, information technology, risk management and facilities management. From 1999 to 2002, Mr. Codeanne was Director of Finance of SCIREX. SCIREX was an international, full-service clinical research organization with over 450 employees. Mr. Codeanne obtained an MBA from the University of Connecticut and a Bachelor’s degree in Accounting from Fairfield University. Mr. Codeanne is also a member of the American Institute of Certified Public Accountants, Connecticut Society of Certified Public Accountants and Financial Executives International.  On February 27, 2008, Mr. Codeanne informed the company of his intention to resign as our Chief Financial Officer.

Dr. Gene Resnick

Dr. Resnick has served as our Chief Medical Officer since July 2006. From November 2005 through July 2006, Dr. Resnick served as our Senior Vice President and President of the Millennix Division. From 1997 through November 2005, Dr. Resnick served as President and Chief Executive Officer of Millennix Inc. (“Millennix”), a Contract Research Organization specializing in oncology, immunology, gene therapy, vaccines, complex infectious diseases, metabolic disease and other chronic indications. Dr. Resnick received his Bachelor of Science degree from Cornell University and his medical degree from Cornell University Medical College.

Dr. John Shillingford

Dr. Shillingford has served as our Executive Vice President, Clinical Operations since October 2007.  Previously, from June 2006 through October 2007, he served as the President of Averion Europe. From January 2003 through May 2006, Dr. Shillingford served as Managing Director and Vice President Clinical Operations of IMFORM GmbH, a full service European Clinical Research Organization. Prior to that, from 1995 through December 2002, Dr. Shillingford served in various positions at Pharmaceutical Research Associates International and affiliated entities. Dr. Shillingford holds both a B.Sc. in Biochemistry and a Ph.D. in Biochemical Pharmacology from the University of Surrey, UK.

Abdallah Ennaji

Mr. Ennaji joined Averion through the acquisition of Hesperion AG and has served as our Executive Vice President, Data Management and Statistics since October 2007.  Prior to that, from        to       , Mr. Ennaji served as Hesperion’s Chief Operating Officer and previously as the Head of Data Management and Statistics.  Mr. Ennaji brings to Averion 7 years of managerial experience in biometrics, over 13 years of experience as a Statistician in Clinical Research, and 6 years of academic experience in teaching and research positions.  Mr. Ennaji has an MSc in Statistics and an MSc in Informatics and Data Processing.

Glenn Deegan

Mr. Deegan has served as our Vice President, General Counsel and Secretary since March 2007. From July 2003 until March 2007, Mr. Deegan served as Vice President, General Counsel and Secretary of MacroChem Corporation (“MacroChem”), where he was responsible for all company legal matters. From June 2001 until July 2003, Mr. Deegan served as MacroChem’s Director of Legal Affairs and as General Counsel and Secretary. Prior to that, from 1999 to 2001, he served as Assistant General Counsel of Summit Technology, Inc. Earlier in his career, Mr. Deegan was engaged in the private practice of law in Boston at Holland & Knight LLP from 1997 to 1999 and at Nutter, McClennen & Fish, LLP from 1993 to 1997. Mr. Deegan also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island from 1992 to 1993. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires our directors, executive officers and holders of more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Directors, executive officers and greater than ten percent (10%) stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms that we received, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2007 were met in a timely manner by our directors, executive officers and greater than ten percent (10%) beneficial owners, except for the following: (i) Faith Kolb was late in filing a report on Form 3 for a transaction that occurred on February 21, 2007 and was late in filing a report on Form 4 for a transaction that occurred on February 21, 2007; (ii) Mark Levine was late in filing a report on Form 3 for a transaction that occurred on February 21, 2007 and was late in filing a Form 4 for a transaction that occurred on February 21, 2007; (iii) John Shillingford was late in filing a report on Form 3 for a transaction that occurred on February 21, 2007 and was late in filing a Form 4 for a transaction that occurred on February 21, 2007; (iv) Glenn Deegan was late in filing a report on Form 4 for a transaction that occurred on March 19, 2007;  (v) James Powers was late in filing a report on Form 4 for a transaction that occurred on September 5, 2007; and (vi) Michael Falk was late in filing a report on Form 5 for a transaction that occurred on November 28, 2006.

CORPORATE GOVERNANCE

Board Meetings

During the fiscal year ended December 31, 2007, our Board held eight (8) meetings. During the 2007 fiscal year, no director attended fewer than seventy five percent (75%) of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member.

Director Nominations

Our Board does not have a formal policy or a nominating committee that determines consideration of director candidates for our Board. Our Board feels that it is appropriate not to have such a formal policy or committee because of the small size of our Board and the limited function of such a committee.

Each member of our Board participates in the consideration of nominees for our Board. Mr. Tucker and Mr. Powers are independent pursuant to the definition of independence set forth in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. None of the other members of our Board are independent pursuant to such definition.

In evaluating potential candidates for membership on our Board, our Board may consider such factors as it deems appropriate. These factors may include, but are not limited to, judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members and the extent to which the candidate would be a desirable addition to our Board and any committees of our Board. While our Board has not established any specific minimum qualifications for director nominees, our Board believes that demonstrated leadership, as well as significant years of service, in an area of endeavor such as business, law, public service, related industry or academia, are desirable qualifications for service as a director of our Company.

Board Committees

Our Board has three (3) committees: an Audit Committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”) and an Executive Committee (the “Executive Committee”). Below is a description of each committee. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

Our Board established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and adopted an Audit Committee Charter in October 2005. Our Audit Committee Charter is available online at our website at www.averionintl.com, under the heading “Corporate Governance.”  The Audit Committee advises and makes recommendations to the Board concerning our internal controls, our independent auditors and other matters relating to our financial activities and reporting.

The Audit Committee is comprised of a total of three (3) directors: Cecilio Rodriguez, Fred Sancilio and Alastair McEwan. Our Board has determined that Mr. Rodriguez is our Audit Committee financial expert. Messrs. Rodriguez, McEwan and Sancilio are not “independent” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

The Audit Committee held nine (9) meetings during the 2007 fiscal year.

Compensation Committee

Our Board established a Compensation Committee and adopted a Compensation Committee Charter in October 2005. Our Compensation Committee Charter is available online at our website at www.averionintl.com, under the heading “Corporate Governance.”  The Compensation Committee is comprised of three (3) directors: Michael Falk, Robert Tucker and Cecilio Rodriguez. Mr. Tucker is “independent,” and Messrs. Falk and Rodriguez are not “independent,” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

The Compensation Committee determines the compensation of our Chief Executive Officer and advises and makes recommendations to the Board concerning the compensation of officers and senior management. The Compensation Committee performs its duties by reviewing and approving corporate goals and objectives relevant to the compensation of our officers and senior management. The Compensation Committee then evaluates the performances of our officers and senior management based on the goals and objectives that the Compensation Committee has set for each individual and then uses such evaluations in making its compensation recommendations to our Board.

The Compensation Committee held five (5) meetings during the 2007 fiscal year.

Executive Committee

Our Board established an Executive Committee in September 2006. The Executive Committee implements the policy decisions of the Board and facilitates fundraising efforts, management recruiting and evaluates potential acquisition candidates. The Executive Committee is comprised of four (4) directors: Michael Falk, Fred Sancilio, Alastair McEwan and Dr. Philip Lavin. Mr. McEwan is the Chair of the Executive Committee.

The Executive Committee held two (2) meetings during fiscal year 2007.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics related to and governing the conduct of all the Company’s officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.averionintl.com, under the heading “Corporate Governance.”

Attendance of Directors at Annual Meetings of Stockholders

We encourage each of our directors to attend each annual meeting of stockholders. All of our current directors who were directors as of the 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”) attended the 2007 Annual Meeting.

Communications with the Board of Directors

Stockholders who wish to communicate with members of our Board may send correspondence to them in care of:  Averion International Corp., Chief Financial Officer, 225 Turnpike Road, Southborough, Massachusetts 01772.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation of Executive Officers

Set forth below is information regarding compensation earned by, paid or awarded to the following executive officers during the fiscal year ended 2007: (i) Dr. Markus Weissbach, our Chief Executive Officer (“CEO”); (ii) Dr. Philip T. Lavin, our Executive Chairman, a director and our former Chief Executive Officer who left the latter position on October 31, 2007; (iii) Christopher Codeanne, our Chief Financial Officer; and (iv) Dr. Gene Resnick, our Chief Medical Officer. Mr. Codeanne and Dr. Resnick represent our two (2) most highly-compensated executive officers whose total compensation exceeded $100,000, other than Dr. Weissbach and Dr. Lavin, who were serving as executive officers at December 31, 2007. The identification of such named executive officers is determined based on the individual’s total compensation for 2007, as reported below in the Summary Compensation Table, other than amounts reported as above-market earnings on deferred compensation and the actuarial increase in pension benefit accruals. We refer to these executives collectively as the “Named Executive Officers.”

The following table sets forth for our Named Executive Officers: (i) the dollar value of base salary earned during the fiscal year ended December 31, 2007; (ii) the dollar value of cash bonuses granted during the fiscal year ended; (iii) option and stock awards granted during the fiscal year; (iv) the change in pension value and non-qualified deferred compensation earnings during the fiscal year; (v) all other compensation for the fiscal year; and (vi) the dollar value of total compensation for the fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(5)		All Other Compensation ($)	Total ($)
Dr. Markus Weissbach(1)	2007	$54,210	—	$19,445	(9)	$51,208	(6)	$	$124,863
Chief Executive Officer	2006	—	—	—		—		—	—

Dr. Philip T. Lavin(2)	2007	$324,519	—	—		—		$5,358	$329,878
Exec. Chairman, Director	2006	$128,037	—	—		—		$1,515	$129,552

Christopher G. Codeanne(3)	2007	$241,182	$50,000	$19,445	(9)	$102,033	(7)	$7,313	$419,973
Chief Financial Officer	2006	9,019	—	—		—		—	9,019

Dr. Gene Resnick(4)	2007	$269,807	—	—		—		$4,794	$274,602
Chief Medical Officer	2006	$258,885	—	—		$29,550	(8)	$3,292	$291,727

(1)    Dr. Weissbach was appointed as our CEO on October 31, 2007 following acquisition of Hesperion Ltd. and Dr. Lavin’s appointment to the position of Executive Chairman.

(2)    Dr. Lavin resigned as our CEO and was appointed as our Executive Chairman on October 31, 2007 following the acquisition of Hesperion Ltd.  Dr. Lavin is not compensated by us in his capacity as a director.

(3)    Mr. Codeanne was appointed as our CFO in December 2006.  On February 27, 2008, Mr. Codeanne informed the company of his intention to resign as Chief Financial Officer.

(4)    Dr. Resnick has served as our Chief Medical Officer since July 2006. From November 2005 through July 2006, Dr. Resnick served as our Senior Vice President and President of the Millennix Division.

(5)    Please see footnote 13 to our audited consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007 for a discussion of the assumptions made by management in valuing such options.

(6)    On October 31, 2007, Dr. Weissbach was granted an option to purchase 10,000,000 shares of our common stock at an exercise price of $0.16 per share.  The shares of common stock subject to the option vest at a rate of twenty-five percent (25%) per year on each anniversary of the date of the grant until fully vested.

(7)    On January 16, 2007, Mr. Codeanne was granted an option to purchase 4,000,000 shares of our common stock at an exercise price of $0.15 per share.  On October 31, 2007, Mr. Codeanne was granted an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.16 per share.  The shares of common stock subject to both options vest at a rate of twenty-five percent (25%) per year on each anniversary of the date of the grant until fully vested.

 (8)   On November 9, 2005, Dr. Resnick was granted an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.17 per share.  One-fourth of the shares of common stock subject to the option vest on the first anniversary of the vesting commencement date and the remaining three-fourths vest in equal monthly installments over the remaining three years.

(9)    Represents a Restricted Stock award on October 31, 2007 of 312,500 shares in the aggregate where one third (1/3) of the total number of shares of Restricted Stock vested on the date of grant, one third (1/3) of the total number of shares of Restricted Stock vest on the first anniversary of the date of grant, and the final one-third (1/3) of the shares of Restricted Stock vest on the second anniversary of the date of grant.

Employment Agreements

Dr. Philip T. Lavin

On July 31, 2006, we entered into an employment agreement with Dr. Philip T. Lavin (the “Lavin Employment Agreement”). Pursuant to the Lavin Employment Agreement, Dr. Lavin served as our Chief Executive Officer.  On October 31, 2007, Dr. Lavin resigned as our CEO and was reappointed as our Executive Chairman following the acquisition of Hesperion.  The Lavin Employment Agreement is for a term of five (5) years and provides that Dr. Lavin shall be paid an annual base salary of $300,000. In addition, Dr. Lavin is eligible to receive an annual bonus as determined by our Board. If Dr. Lavin is terminated without “cause” or resigns for “good reason” as those terms are defined in the Lavin Employment Agreement, then we are obligated to pay Dr. Lavin an amount equal to two (2) years of Dr. Lavin’s then in effect base salary.

Dr. Markus Weissbach

Effective January 10, 2008, Dr. Markus Weissbach, our chief executive officer (“Weissbach”), entered into an employment agreement with us governed by the laws of the Commonwealth of Massachusetts (the “Massachusetts Employment Agreement,”) that will supersede a prior employment agreement that Weissbach entered into with us on October 31, 2007, that was governed by Swiss law (the “Swiss Employment Agreement”).  The Massachusetts Employment Agreement will supersede the Swiss Employment Agreement on the date on which Weissbach obtains a United States L-1A visa (or comparable U.S. visa or work permit).

The terms of the Swiss Employment Agreement were set forth in our current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 6, 2007.  At such time as the Massachusetts Employment Agreement becomes effective and supersedes the Swiss Employment Agreement, the terms of the Swiss Employment Agreement will no longer have any force or effect and the terms of the Massachusetts Employment Agreement shall at that time become effective.  The Massachusetts Employment Agreement provides that Weissbach will be paid an annual base salary of Three Hundred Twenty Seven Thousand Dollars ($327,000).  In addition, Weissbach will be eligible to receive an annual bonus of up to one hundred percent (100%) of his then in effect annual base salary as determined by our Board based upon the satisfaction of certain objective criteria and certain performance goals to be determined by our Board.  Either party may terminate the Massachusetts Employment Agreement at any time with or without Cause (as defined in the Massachusetts Employment Agreement) or with or without Good Reason (as defined in the Massachusetts Employment Agreement); provided, however, that any termination by us without Cause or by Weissbach without Good Reason must be preceded by sixty (60) days advance written notice.  If Weissbach is terminated without Cause, is disabled or resigns for Good Reason, then we are obligated to pay Weissbach an amount equal to twelve (12) months of Weissbach’s then in effect base salary in accordance with our normal payroll policies and continue Weissbach’s benefits for a period of eighteen (18) months.  If a change of control transaction occurs and, if following or in connection with, such change of control transaction, Weissbach is terminated (other than for Cause), or resigns for Good Reason, then we are obligated to pay Weissbach an amount equal to the sum of:  (i) twelve (12) months of Weissbach’s then in effect base salary, plus (ii) Weissbach’s target bonus for the year the change of control occurs or for the year immediately prior to the change of control, whichever is higher; and (iii) continue Weissbach’s benefits for a period of eighteen (18) months.

In addition, during his employment under the Massachusetts Employment Agreement and for a one (1) year period following the termination of his employment for any reason, Weissbach will not: (i) directly or indirectly, compete, or undertake any planning to compete, with us, anywhere in the world, whether as an owner, partner, investor, consultant, employee or otherwise; or (ii) (a) solicit or encourage any of our customers to terminate or diminish their relationship with us; or (b) seek to persuade any such customer or prospective customer to conduct with anyone else any business or activity which such customer or prospective customer conducts or could conduct with us; provided that the restrictions for (b) above shall apply (y) only with respect to those persons who are or have been a customer of ours at any time within the immediately preceding two (2) year period or whose business has been solicited on behalf of us or by any of our officers, employees or agents within such two (2) year period, other than by form letter, blanket mailing or published advertisement, and (z) only if Weissbach has performed work for such person during Weissbach’s employment with us or been introduced to, or otherwise had contact with, such person as a result of his or other associations with us or has had access to confidential information which would assist in Weissbach’s solicitation of such person.

Dr. Gene Resnick

On November 9, 2005, we entered into an Employment Agreement with Dr. Gene Resnick (the “Resnick Agreement”). The Resnick Agreement is for a term of two (2) years and provides that Dr. Resnick shall be paid an annual base salary of $240,000. In addition, Dr. Resnick is eligible to receive an annual bonus as determined by our Board. If Dr. Resnick is terminated without “cause” or resigns for “good reason” as those terms are defined in the Resnick Agreement, then we are obligated to pay Dr. Resnick an amount equal to the greater of twelve (12) months annual base salary or the amount of base salary Dr. Resnick would have been paid from the date of termination until the end of the employment term. In addition, in connection with entering into the Resnick Agreement, we granted Dr. Resnick an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.17 per share with the shares subject to the option vesting at a rate of twenty five percent (25%) on the first anniversary of the grant date and the remainder of the shares subject to the option vesting in equal monthly installments over the next thirty six (36) months. The vesting of Dr. Resnick’s option would accelerate if Dr. Resnick’s employment was terminated within twelve (12) months after a change of control. Effective September 6, 2006, we entered into an Amendment to the Resnick Agreement with Dr. Resnick (the “Resnick Amendment”). Pursuant to the Resnick Amendment: (i) Section 2 of the Resnick Agreement was amended and restated such that the term of the Resnick Agreement shall continue until January 1, 2009; (ii) Section 3.1 of the Resnick Agreement was amended and restated such that Dr. Resnick’s annual base salary shall be Three Hundred Five Thousand Dollars ($305,000); and (iii) Section 8.1(b) of the Resnick Agreement was amended and restated such that a Severance Payment, as defined in the Resnick Agreement, equals the greater of (x) the amount of Dr. Resnick’s then in effect base salary that would have been payable to Dr. Resnick if he had been employed by us from his termination date through November 9, 2007; or (y) an amount equal to one (1) year of Dr. Resnick’s then in effect base salary. The remainder of the Resnick Agreement remains unchanged and continues in full force and effect.

Christopher Codeanne

On January 11, 2007, we entered into an Employment Agreement with Mr. Codeanne (the “Codeanne Employment Agreement”). The Codeanne Employment Agreement provides that Mr. Codeanne shall be paid an annual base salary of Two Hundred Thirty Five Thousand Forty Dollars ($235,040). In addition, Mr. Codeanne is eligible to receive an annual bonus of up to twenty-five percent (25%) of his then in effect annual base salary as determined by our Board. Either party may terminate the Codeanne Employment Agreement by providing the other party with six (6) months advance written notice. If Mr. Codeanne is terminated without cause and we elect not to provide Mr. Codeanne with six (6) months advance notice in accordance with the Codeanne Employment Agreement, then we are obligated to pay Mr. Codeanne an amount equal to six

(6) months of Mr. Codeanne’s then in effect base salary in accordance with our normal payroll policies. If a change of control transaction occurs and, as a result of such change of control and within six (6) months thereafter Mr. Codeanne is terminated (other than for cause as defined in the Codeanne Employment Agreement) or resigns due to: (a) reduction in annual base salary; (b) substantial reduction in position; (c) no longer directly reporting to our Chief Executive Officer; or (d) the principal executive office of the Company is moved to a location at least ten (10) miles further away from Mr. Codeanne’s current residence, then we are obligated to pay Mr. Codeanne an amount equal to six (6) months of Mr. Codeanne then in effect base salary (the “Change of Control Severance Amount”), plus an additional amount equal to twenty-five percent (25%) of the Change of Control Severance Amount, all in accordance with our normal payroll policies.  On February 27, 2008, Mr. Codeanne informed the company of his intention to resign as our Chief Financial Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

		OPTION AWARDS				STOCK AWARDS
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Markus Weissbach	(1)	—	10,000,000	$0.16	10/31/2017	—	—	—	—
	(2)	—	—	—	—	208,333	$29,167	—	—

Dr. Philip T. Lavin		—	—	—	—	—	—	—	—

Christopher G. Codeanne	(1)	—	4,000,000	$0.15	1/16/2017	—	—	—	—
	(1)	—	2,000,000	$0.16	10/31/2017	—	—	—	—
	(2)	—	—	—	—	208,333	$29,167	—	—

Dr. Gene Resnick	(3)	520,833	479,167	$0.17	11/9/2015	—	—	—	—

(1)    The shares of common stock subject to the option vest at a rate of twenty-five percent (25%) per year on each anniversary of the date of the grant until fully vested.

(2)    Represents a Restricted Stock award on October 31, 2007 of 312,500 shares in the aggregate where one third (1/3) of the total number of shares of Restricted Stock vested on the date of grant, one third (1/3) of the total number of shares of Restricted Stock vest on the first anniversary of the date of grant, and the final one-third (1/3) of the shares of Restricted Stock vest on the second anniversary of the date of grant.

(3)    One-fourth of the shares of common stock subject to the option vest on the first anniversary of the vesting commencement date and the remaining three-fourths vest in equal monthly installments over the remaining three years.

For a description of contracts that provide payments to Named Executive Officers upon a change in control of the Company or the termination of a Named Executive Officer, See “Employment Agreements.”

DIRECTOR COMPENSATION

The following table provides information concerning all compensation paid to our directors during the fiscal year ended December 31, 2006

Name(1)	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total ($)
Fred Sancilio(2)	$11,600	—	$338,215	—	—	$69,000	(8)	$418,815

Cecilio Rodriguez(3)	13,300	—	19,554	—	—	—		32,854

Michael Falk(4)	17,000	—	19,554	—	—	—		36,554

Robert Tucker(5)	13,800	—	33,981	—	—	—		47,781

Alastair McEwan(6)	24,900	—	125,042	—	—	30,000	(9)	179,942

James Powers(7)	7,900	—	8,144	—	—	—		16,044

(1)	Dr. Lavin is not compensated by us in his capacity as a director.

(2)	Mr. Sancilio had a total of 12,500,000 stock options outstanding as of December 31, 2007.

(3)	Mr. Rodriguez had a total of 1,500,000 stock options outstanding as of December 31, 2007.

(4)	Mr. Falk had a total of 1,500,000 stock options outstanding as of December 31, 2007.

(5)	Mr. Tucker had a total of 2,500,000 stock options outstanding as of December 31, 2007.

(6)	Mr. McEwan had a total of 7,000,000 stock options outstanding as of December 31, 2007.

(7)	Mr. Powers had a total of 1,000,000 stock options outstanding as of December 31, 2007.

(8)	Represents fees paid to SCI, Inc., an entity controlled by Dr. Sancilio, for consulting services.

(9)	Represents fees paid to Mr. McEwan for consulting services rendered.

Compensation of Directors

On May 23, 2007, our Board adopted an updated director compensation plan. Pursuant to the director compensation plan, our directors who are not full-time employees are entitled to receive a fee of $2,200 per meeting, including committee meetings and special meetings, that they attend. Our directors are also entitled to $1,000 for each travel day or part of a day used to travel to attend a meeting which is more than 200 miles from such director’s home, plus reasonable out of pocket expenses incurred in connection with the fulfillment of their duties as directors. A director is entitled to receive $500 for any meeting, including committee meetings and special meetings, that he or she attends via telephone. In addition, non-employee directors receive an annual option to purchase 1,000,000 shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant. Further, the chairman of our Board and the chairman of each of our committees receives an annual option to purchase 500,000 shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant. Each option granted pursuant to our director compensation plan vests at a rate of twenty-five percent (25%) on each anniversary of the date of grant until fully vested.

On September 29, 2006, our Board established an Executive Committee to implement policy decisions of our Board and to oversee our day-to-day management. The Executive Committee is comprised of four (4) directors: Michael Falk, Fred Sancilio, Alastair McEwan and Dr. Philip Lavin. Mr. McEwan is the Chairman of the Executive Committee and was paid $5,000 for each two (2) week period that he served as Chairman of the Executive Committee from September 29, 2006 through March 31, 2007. On March 31, 2007, as part of our cost containment effort, we terminated this additional compensation paid to Mr. McEwan for his service as Chairman of the Executive Committee. In addition, in consideration for their services on the Executive Committee, we granted Mr. McEwan and Mr. Sancilio options to purchase 3,000,000 shares and 10,000,000 shares, respectively, of our common stock, which options will vest at a rate of twenty-five percent (25%) per year on each anniversary of the date of grant until fully vested. The options will expire on September 29, 2016. The vesting of each such option will cease on the date that either Mr. McEwan or Mr. Sancilio, respectively, resigns from the Executive Committee or is removed from the Executive Committee for Cause, as defined in each option agreement, without regard to whether Mr. McEwan or Mr. Sancilio continues to be a member of our Board; provided, however, that Mr. McEwan and Mr. Sancilio will not be required to exercise the vested portion of their option until such time as their continuous service with us, whether as an employee, director or consultant, has ceased. In the event either Mr. McEwan or Mr. Sancilio is removed from the Executive Committee without Cause, their option will continue to vest for so long as each continues to provide services to us in accordance with the terms of the Plan.

In 2007, we paid $30,000 to Mr. McEwan for consulting expenses.

In 2007, we paid $69,000 to SCI Inc., an entity controlled by Mr. Sancilio, for consulting expenses.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 28, 2008, we had a total of 625,632,455 shares of common stock issued and outstanding. The following table sets forth, as of March 28, 2008, the stock ownership of each of our Named Executive Officers (as defined below), each of our directors, all of our Named Executive Officers and directors as a group and each person known by us to be a beneficial owner of 5% or more of our common stock. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within sixty (60) days, such as warrants or options to purchase shares of our common stock. Unless otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares.

Title of Class	Name and address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percentage Beneficially Owned
	EXECUTIVE OFFICERS AND DIRECTORS:
Common	Dr. Markus Weissbach, Chief Executive Officer	312,500		*
Common	Dr. Philip T. Lavin, Executive Chairman, Director	114,918,159	(3)	18.37%
Common	Christopher Codeanne, Chief Financial Officer	1,312,500	(4)	*
Common	Gene Resnick, Chief Medical Officer	11,641,667	(5)	1.86%
Common	Alastair McEwan, Director	2,500,000	(6)	*
Common	Fred Sancilio, Director	7,339,284	(7)	*
Common	Robert D. Tucker, Director	250,000	(8)	*
Common	Michael Falk, Chairman, Director	317,029,235	(9)	50.67%
Common	Cecilio Rodriguez, Director	—		—
Common	All directors and executive officers as a group (10 persons)	455,303,345	(10)	71.94%
	5% STOCKHOLDERS:
Common	ComVest Investment Partners II LLC,	317,029,235	(11)	50.67%
	One North Clematis Street, Suite 300, West Palm Beach, Florida 33324, Attention: Carl Kleidman
Common	Dr. Philip T. Lavin, Chief Executive Officer, Director	114,918,159	(3)	18.37%
Common	Cumulus Investors, LLC	52,800,000		8.44%
	8500 Normandale Lake Boulevard, Suite 650 Bloomington, MN 55437

*		Less than 1%

	(1)	Except as otherwise noted, the address for each person is c/o Averion International Corp. 225 Turnpike Road, Southborough, Massachusetts 01772.

(2)

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. A person is deemed to be the beneficial holder of securities that can be acquired by such person within sixty (60) days of March 28, 2008. Each beneficial holder’s percentage ownership is determined by including shares underlying options, warrants or convertible securities which are exercisable or convertible by such person currently or within sixty (60) days of March 28, 2008, and excluding shares underlying options, warrants or convertible securities held by any other person.

	(3)	Includes 7,681,882 shares of common stock owned by Dr. Lavin’s children. Dr. Lavin disclaims any beneficial ownership of such shares owned by his children.

	(4)	Includes 1,000,000 shares of common stock subject to options held by Mr. Codeanne.

	(5)	Includes 625,000 shares of common stock subject to options held by Dr. Resnick.

	(6)	Consists of 2,500,000 shares of common stock subject to options held by Mr. McEwan.

	(7)	Includes 2,875,000 shares of common stock subject to options held by Mr. Sancilio.

	(8)	Consists of 250,000 shares of common stock subject to options held by Mr. Tucker.

(9)

ComVest II Partners, LLC (“ComVest II”) is the managing member of ComVest. The managing member of ComVest II is ComVest Group Holdings, LLC (“CGH”) and Mr. Falk is the Chairman and principal member of CGH. Mr. Falk, by virtue of his status as managing member of ComVest II (the managing member of ComVest) and as one of the principal members of ComVest and ComVest II, may be deemed to have indirect beneficial ownership of all of the shares beneficially owned by ComVest. Mr. Falk disclaims any beneficial ownership of all such shares.

	(10)	Includes 7,250,000 shares of common stock subject to options held by our directors and executive officers as a group. Includes shares for which Mr. Falk disclaims beneficial ownership.

(11)

ComVest II is the managing member of ComVest. The managing member of ComVest II is CGH and Mr. Falk is the Chairman and principal member of CGH and Robert Priddy is a member of ComVest II. Messrs. Falk and Priddy, by virtue of their status as managing members of ComVest II (the managing member of ComVest) and as the principal members of ComVest and ComVest II, may be deemed to have indirect beneficial ownership of all of the shares beneficially owned by ComVest. Messrs. Falk and Priddy disclaim any beneficial ownership of all such shares.

ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Weissbach Employment Agreement

Effective January 10, 2008, Dr. Markus Weissbach, our chief executive officer (“Weissbach”), entered into an employment agreement with us governed by the laws of the Commonwealth of Massachusetts (the “Massachusetts Employment Agreement,”) that will supersede a prior employment agreement that Weissbach entered into with us on October 31, 2007, that was governed by Swiss law (the “Swiss Employment Agreement”).  The Massachusetts Employment Agreement will supersede the Swiss Employment Agreement on the date on which Weissbach obtains a United States L-1A visa (or comparable U.S. visa or work permit).

The terms of the Swiss Employment Agreement were set forth in our current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 6, 2007.  At such time as the Massachusetts Employment Agreement becomes effective and supersedes the Swiss Employment Agreement, the terms of the Swiss Employment Agreement will no longer have any force or effect and the terms of the Massachusetts Employment Agreement shall at that time become effective.  The Massachusetts Employment Agreement provides that Weissbach will be paid an annual base salary of Three Hundred Twenty Seven Thousand Dollars ($327,000).  In addition, Weissbach will be eligible to receive an annual bonus of up to one hundred percent (100%) of his then in effect annual base salary as determined by our Board based upon the satisfaction of certain objective criteria and certain performance goals to be determined by our Board.  Either party may terminate the Massachusetts Employment Agreement at any time with or without Cause (as defined in the Massachusetts Employment Agreement) or with or without Good Reason (as defined in the Massachusetts Employment Agreement); provided, however, that any termination by us without Cause or by Weissbach without Good Reason must be preceded by sixty (60) days advance written notice.  If Weissbach is terminated without Cause, is disabled or resigns for Good Reason, then we are obligated to pay Weissbach an amount equal to twelve (12) months of Weissbach’s then in effect base salary in accordance with our normal payroll policies and continue Weissbach’s benefits for a period of eighteen (18) months.  If a change of control transaction occurs and, if following or in connection with, such change of control transaction, Weissbach is terminated (other than for Cause), or resigns for Good Reason, then we are obligated to pay Weissbach an amount equal to the sum of:  (i) twelve (12) months of Weissbach’s then in effect base salary, plus (ii) Weissbach’s target bonus for the year the change of control occurs or for the year immediately prior to the change of control, whichever is higher; and (iii) continue Weissbach’s benefits for a period of eighteen (18) months.

In addition, during his employment under the Massachusetts Employment Agreement and for a one (1) year period following the termination of his employment for any reason, Weissbach will not: (i) directly or indirectly, compete, or undertake any planning to compete, with us, anywhere in the world, whether as an owner, partner, investor, consultant, employee or otherwise; or (ii) (a) solicit or encourage any of our customers to terminate or diminish their relationship with us; or (b) seek to persuade any such customer or prospective customer to conduct with anyone else any business or activity which such customer or prospective customer conducts or could conduct with us; provided that the restrictions for (b) above shall apply (y) only with respect to those persons who are or have been a customer of ours at any time within the immediately preceding two (2) year period or whose business has been solicited on behalf of us or by any of our officers, employees or agents within such two (2) year period, other than by form letter, blanket mailing or published advertisement, and (z) only if Weissbach has performed work for such person during Weissbach’s employment with us or been introduced to, or otherwise had contact with, such person as a result of his or other associations with us or has had access to confidential information which would assist in Weissbach’s solicitation of such person.

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

Amendment to Debt Financing Transaction Agreements and Financing Transaction Second Closing

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

Payments to SCI, Inc.

In 2007, we paid $69,000 to SCI Inc., an entity controlled by Mr. Sancilio, a member of our Board, for consulting expenses.

Payments to a Director

In 2007, we paid Mr. McEwan, a member of our Board,  $30,000 for consulting services.

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

3.1	Certificate of Incorporation(2)

3.2	Bylaws(2)

3.3	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock(2)

3.4	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock(3)

3.5	Certificate of Amendment to Certificate of Incorporation(4)

3.6	Amendment to the Certificate of Incorporation, as amended(19)

4.1	Secured Convertible Term Note issued to Laurus Master Fund, Ltd.(5)

4.2	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd.(5)

4.3	Registration Rights Agreement dated October 18, 2004 between the Company and Laurus Master Fund, Ltd.(5)

4.4	Form of Senior Secured Convertible Promissory Note issued in connection with the November 2005 Private Placement(1)

Exhibit	Description
4.5	Form of Warrant issued in connection with the November 2005 Private Placement(1)

4.6	Form of two year Subordinated Promissory Note issued in connection with the Averion acquisition(3)

4.7	Form of five year Subordinated Promissory Note issued in connection with the Averion acquisition(3)

4.8

Form of Subordinated Promissory Note issued in connection with Amendment to Asset Purchase Agreement dated September 6, 2006 by and among IT&E International Group, Inc., Millennix, Inc. and Gene Resnick, M.D.(6)

4.9	Form of Placement Agent Warrant issued in connection with the October 2006 Private Placement(18)

4.10	Interest Only Promissory Note issued by IT&E, Inc. in favor of the Company(21)

4.11	Term Promissory Note issued by IT&E, Inc. in favor of the Company(21)

4.12	Form of Promissory Note to be issued by the Company in favor of Cerep S.A.(21)

4.13	Form of Senior Secured Note issued in connection with the October 2007 Debt Financing Transaction(21)

10.1	Securities Purchase Agreement dated October 18, 2004 between the Company and Laurus Master Fund, Ltd.(7)

10.2	Omnibus Amendment dated August 4, 2005 between the Company and Laurus Master Fund, Ltd.(8)

10.3	Omnibus Amendment No. 2 dated October 6, 2005 between the Company and Laurus Master Fund, Ltd.(9)

10.4	Amendment dated November 9, 2005 between the Company and Laurus Master Fund, Ltd.(1)

10.5	Securities Purchase Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional purchasers set forth on the signature pages thereto(1)

10.6	Registration Rights Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional purchasers set forth on the signature pages thereto(1)

10.7	Security Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional secured parties set forth on the signature pages thereto(1)

10.8	Form of Officer, Director and Security holder Lock-Up Agreement issued in connection with the November 2005 Private Placement(1)

10.9	Indemnity Escrow Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)

10.10	Registration Rights Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)

10.11	Employment Agreement dated November 9, 2005 between the registrant and Peter Sollenne(1)

10.12	Employment Agreement dated November 9, 2005 between the registrant and Anthony Allocca(1)

10.13	Employment Agreement dated November 9, 2005 between the registrant and Kelly Alberts(1)

10.14	Employment Agreement dated November 9, 2005 between the registrant and David Vandertie(1)

10.15	Employment Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)

10.16	Advisory Agreement dated November 9, 2005 between the Company and ComVest Advisors LLC(10)

10.17	2005 Equity Incentive Plan, as amended(2)

10.18	Form of Stock Option Agreement under the 2005 Equity Incentive Plan(11)

Exhibit	Description
10.19	Form of Officer and Director Indemnity Agreement(12)

10.20	Employment Letter dated March 13, 2006 between the Company and Michael L. Jeub(13)

10.21	Employment Agreement dated May 1, 2006 between the Company and Alastair McEwan(14)

10.22	Amendment No. 1 to Securities Purchase Agreement dated May 8, 2006 between the Company, ComVest Investment Partners II LLC and the additional purchasers set forth on the signature pages thereto(15)

10.23	Lease Agreement dated February 2006 between the Company and 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue, LLC(16)

10.24	Amendment to Registration Rights Agreement dated July 31, 2006 between the Company, ComVest Investment Partners II LLC and the additional parties set forth in the signature pages thereto(3)

10.25	Registration Rights Agreement dated July 31, 2006 between the Company and the additional purchasers set forth in the signature pages thereto(3)

10.26	Form of Officer, Director and Securityholder Lock-Up Agreement issued in connection with the Averion acquisition(3)

10.27	Non-Compete and Non-Solicitation Agreement dated July 31, 2006 between the Company and Dr. Philip T. Lavin(3)

10.28	Employment Agreement dated July 31, 2006 between the Company and Dr. Philip T. Lavin(3)

10.29	Amendment to Asset Purchase Agreement dated September 6, 2006 by and among IT&E International Group, Inc., Millennix, Inc. and Gene Resnick, M.D.(6)

10.30	Amendment to Employment Agreement dated September 6, 2006 between IT&E International Group, Inc. and Gene Resnick, M.D.(6)

10.31	2005 Equity Incentive Plan, as amended September 21, 2006(4)

Exhibit	Description
10.32	Employment Agreement dated January 11, 2007 between the Company and Christopher Codeanne(17)

10.33	Placement Agency Agreement dated October 17, 2006 between the Company and Commonwealth Associates, L.P.(18)

10.34	Amendment to Placement Agency Agreement dated November 8, 2006 between the Company and Commonwealth Associates, L.P.(18)

10.35	Form of Subscription Agreement related to the October 2006 Private Placement.(18)

10.36	Form of Officer, Director and Securityholder Lock-up Agreement related to the October 2006 Private Placement.(18)

10.37	Supplement to Lock-Up Agreements dated November 20, 2006 related to the October 2006 Private Placement.(18)

10.38	Escrow Agreement dated November 8, 2006 by and among the Company, American Stock Transfer & Trust Company and Commonwealth Associates, L.P.(18)

10.39	Amendment to Placement Agency Agreement dated January 31, 2007 between the Company and Commonwealth Associates, L.P.(18)

10.40	Amendment to Placement Agency Agreement dated February 15, 2007 between the Company and Commonwealth Associates, L.P.(18)

10.41	2005 Equity Incentive Plan, as amended May 23, 2007(19)

10.42	Waiver dated June 14, 2007 between the Company and ComVest Investment Partners II LLC.(20)

10.43	Waiver dated June 14, 2007 between the Company and Gene Resnick.(20)

10.44	Waiver dated June 14, 2007 between the Company and the parties set forth in the signature pages thereto.(20)

10.45	Asset Purchase Agreement dated October 3, 2007 by and among the Company and IT&E International, on the one hand, and IT&E, Inc. and Phil Clarke and Harvey F. Greenawalt, on the other hand(21)

10.46	Securities Purchase Agreement dated October 31, 2007 by and between the Company and Cerep S.A.(21)

10.47	Securities Purchase Agreement dated October 31, 2007 by and among the Company and the investors listed on the Schedule of Buyers attached thereto(21)

10.48	Pledge Agreement dated October 31, 2007 by and between the Company and Cumulus Investors, LLC(21)

10.49	Security Agreement dated October 31, 2007 by and among the Company, IT&E International and Averion Inc., on the one hand, and Cumulus Investors, LLC, on the other hand(21)

10.50	Guaranty dated October 31, 2007 executed by IT&E International and Averion Inc.(21)

10.51	Registration Rights Agreement dated October 31, 2007 by and among the Company and the buyers whose signatures appear on the signature pages thereto(21)

10.52	Side Letter Agreement dated October 31, 2007 by and among the Company, ComVest Investment Partners II LLC, Cumulus Investors, LLC and Dr. Philip T. Lavin(21)

10.53

Amendment to Securities Purchase Agreement and Joinder Agreement dated November 5, 2007 by and among the Company, ComVest Investment Partners II LLC, Cumulus Investors, LLC, Dr. Philip T. Lavin, Gene Resnick, M.D., MicroCapital Fund, Ltd. and MicroCapital Fund LP(21)

Exhibit	Description
10.54

Amendment to Security Agreement and Joinder Agreement dated November 5, 2007 by and among the Company, Averion Inc. and IT&E International, on the one hand, and ComVest Investment Partners II LLC, Cumulus Investors, LLC, Dr. Philip T. Lavin, Gene Resnick, M.D., MicroCapital Fund, Ltd. and MicroCapital Fund LP, on the other hand(21)

10.55

Amendment to Registration Rights Agreement and Joinder Agreement dated November 5, 2007 by and among the Company, ComVest Investment Partners II LLC, Cumulus Investors, LLC, Dr. Philip T. Lavin, Gene Resnick, M.D., MicroCapital Fund, Ltd. and MicroCapital Fund LP(21)

10.56	Contract of Employment - Individual Conditions dated October 31, 2007 by and between the Company and Dr. Markus Weissbach(21)

10.57	Employment Agreement dated January 10, 2008 between Averion International Corp. and Dr. Markus Weissbach(22)

21.1	Subsidiaries*

23.1	Consent of Schneider Downs & Co., Inc.*

31.1	Certification of our Chief Executive Officer, pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).*

*Filed Herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 6, 2006.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2006.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 22, 2006.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 12, 2006.

(7)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 22, 2004.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2005.

(10)	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A filed on January 4, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2005.

(12)	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB filed on March 31, 2006.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 11, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 11, 2006.

(16)	Incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2006.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2007.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 30, 2007.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 14, 2007.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Aggregate fees billed by Schneider Downs for audit services for the fiscal years ended December 31, 2007 and December 31, 2006, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	Fees billed by Schneider Downs for the year ended December 31, 2007		Fees billed by Schneider Downs for the year ended December 31, 2006
Audit Fees(1)	$267,892		$262,080
Audit-Related Fees	13,334	(2)	91,339	(3)
Tax Fees	—		—
All Other Fees	—		—
Total	$281,226		$353,419

(1)

Audit fees were for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related fees were comprised of fees paid to Schneider Downs in connection with due diligence for Hesperion and the associated 8-K filing and an SB-2 filing and consent.

(3)

Audit-Related fees were comprised of fees paid to Schneider Downs in connection with due diligence for Averion Inc. and the associated 8-K/A filing, an S-8 filing and consent, and review of amended Forms 10-QSB.

Pre-Approval Policies

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, Schneider Downs. The policy generally pre-approves specific services in the defined categories of audit services, audit-related services, and tax services up to pre-determined amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All fees described above were pre-approved by our Audit Committee. None of the hours expended on services provided by Schneider Downs were attributable to persons other than Schneider Downs’ full-time, permanent employees.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERION INTERNATIONAL CORP.

(Registrant)

Date: March 31, 2008	By:	/s/Dr. Markus H. Weissbach
Dr. Markus H. Weissbach
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Markus Weissbach as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Markus H. Weissbach	Chief Executive Officer (principal executive officer)	March 31, 2008
Dr. Markus H. Weissbach

/s/ CHRISTOPHER CODEANNE	Chief Financial Officer (principal financial and	March 31, 2008
Christopher Codeanne	accounting officer)

/s/ MICHAEL FALK	Chairman and Director	March 31, 2008
Michael Falk

/s/ FRED SANCILIO	Vice Chairman and Director	March 31, 2008
Fred Sancilio

/s/ DR. PHILIP LAVIN	Director	March 31, 2008
Dr. Philip Lavin

/s/ ROBERT TUCKER	Director	March 31, 2008
Robert Tucker

/s/ CECILIO RODRIGUEZ	Director	March 31, 2008
Cecilio Rodriguez

/s/ ALASTAIR MCEWAN	Director	March 31, 2008
Alastair McEwan

/s/ JAMES POWERS	Director	March 31, 2008
James Powers