Form 10-Q
period 2008-03-31
Averion International Corp.
filed 2008-05-15
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-50095

AVERION INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-4354185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

225 Turnpike Road,
Southborough, Massachusetts	01772
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 597-6000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Common Stock, $0.001 par value per share, 750,000,000 shares authorized, 625,632,455 issued and outstanding as of May 10, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As prescribed by Rule 10-01 of Regulation S-X, the unaudited interim financial statements have been prepared to reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented and are of a normal and recurring nature. Our unaudited financial statements for the three months ended March 31, 2008, follow.

AVERION INTERNATIONAL CORP.
Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,491	$7,384
Accounts receivable (net of allowance for doubtful accounts of $446 and $376 for 2008 and 2007, respectively)	11,808	14,293
Unbilled accounts receivable	6,093	2,571
Prepaid and other current assets	2,609	2,413
Total Current Assets	24,001	26,661
Property and equipment, net	6,758	6,509
Goodwill	48,717	48,717
Finite life intangibles (net of accumulated amortization of $2,185 and $1,043 for 2008 and 2007, respectively)	12,898	13,469
Deposits	734	658
Other non-current assets	2,135	1,878
Total Assets	$95,243	$97,892

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,087	$2,737
Accrued payroll and employee benefits	3,302	3,405
Deferred revenue	20,998	18,532
Current portion of notes payable	335	813
Current portion of accrued lease obligations	610	610
Deferred rent	498	510
Current portion of capital lease obligations	27	25
Deferred transaction obligation	375	3,683
Other accrued liabilities	4,322	4,313
Total Current Liabilities	33,554	34,628
Capital lease obligations, less current portion	—	8
Notes payable, less current portion	25,467	24,266
Accrued lease obligations, less current portion	3,294	2,966
Other long-term liabilities	1,174	1,076
Total Liabilities	$63,489	$62,944

Stockholders’ Equity:
Common stock, $.001 par value, 750,000,000 shares authorized, 625,632,455 shares issued and outstanding	$626	$626
Convertible warrants	164	164
Common stock to be issued	837	837
Additional paid-in capital	47,381	47,308
Other comprehensive loss	(814)	(316)
Retained deficit	(16,440)	(13,671)
Total Stockholders’ equity	31,754	34,948
Total Liabilities and Stockholders’ Equity	$95,243	$97,892

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended March 31,
	2008	2007
Net service revenue	$15,745	$6,735
Reimbursement revenue	2,000	488
Total revenue	17,745	7,223

Operating expenses:
Direct expenses	9,646	4,476
Reimbursable out-of-pocket expenses	2,000	488
Sales, general and administrative expenses	5,642	2,819
Depreciation and amortization expense	1,017	354
Restructuring charges	—	700
Total operating expenses	18,305	8,837
Net operating loss	(560)	(1,614)

Other income (expense):
Interest income	33	92
Interest expense	(457)	(147)
Foreign currency exchange loss	(778)	—
Amortization of debt discount	(1,156)	—
Other	20	—
Total other income (expense)	(2,338)	(55)

Loss from continuing operations before income taxes	(2,898)	(1,669)
Benefit from income taxes	129	—
Net loss from continuing operations	$(2,769)	(1,669)
Loss from discontinued operations	—	(275)
Net loss	$(2,769)	$(1,944)

Net loss per share - basic and fully-diluted
Net loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	$—	$(0.00)
Net loss	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	625,632	498,379

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	Mar 31, 2008	Mar 31, 2007
Cash flows from operating activities
Net loss	$(2,769)	$(1,944)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	446	179
Amortization of finite life intangibles	571	200
Amortization of debt discount	973	—
Amortization of deferred rent	(12)	(10)
Bad debt expense	84	91
Stock based compensation	74	84
Effect of exchange rate on foreign currency denominated assets and liabilities	373	—
Changes in assets and liabilities:
Accounts receivable, net	3,325	1,717
Unbilled accounts receivable	(3,143)	374
Prepaid and other current assets	(281)	216
Accounts Payable	231	(314)
Accrued payroll and employee benefits	(387)	(270)
Deferred revenue	421	(1,818)
Other accrued liabilities	(501)	528
Net cash used by operating activities	(595)	(967)

Cash flows from investing activities
Purchase of property and equipment	(43)	(158)
Other	(6)	(6)
Net cash used by investing activities	(49)	(164)

Cash flows from financing activities
Payment on Cerep note	(3,038)	—
Payments on capital lease obligation	(7)	—
Payments on notes payable	(479)	(170)
Net cash used by financing activities	(3,524)	(170)
Effect of exchange rate changes on cash	275	(11)

Net decrease in cash and cash equivalents	(3,893)	(1,312)
Cash and cash equivalents, beginning of period	7,384	8,098
Cash and cash equivalents, end of period	$3,491	$6,786

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

Our core competencies are in product agency registration support, trial design, site selection, project management, medical and site monitoring, data management, biostatistical analysis and reporting, pharmacovigilance, medical writing, and full clinical trial management and consulting services throughout the clinical trials lifecycle. We have the resources to directly implement or manage Phase I through Phase IV clinical trials and have clinical trial experience and expertise across a wide variety of therapeutic areas, including the following core focus areas: Oncology, Cardiovascular Diseases and Medical Devices.

Averion International Corp. was originally organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”), a Nevada corporation, in 2002.  On June 14, 2004, Clinical Trials acquired IT&E International Corporation, a provider of staffing services to the life sciences industry, and changed the corporate name from Clinical Trials to IT&E International Group.  In November 2005, we acquired the assets of Millennix, Inc. (“Millennix”), a clinical research organization (“CRO”) that provided comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology.  On July 31, 2006, we acquired Averion Inc., a CRO that provided clinical research services for Phase I through Phase IV clinical trials, with a focus in medical devices, oncology, dermatology, nephrology and other complex medical conditions.  On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our name to Averion International Corp.    As set forth in further detail in Note 4 to these unaudited consolidated financial statements, on October 3, 2007, we sold our former staffing services operating segment to members of management of that operating segment.  As set forth in further detail in Note 3 to these unaudited consolidated financial statements, on October 31, 2007, we acquired Hesperion AG (“Hesperion”), an international CRO based in Switzerland.

2.                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended March 31, 2008 and 2007, respectively, should be read in conjunction with the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2007,  filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.  These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations.  All adjustments are of a normal and recurring nature unless otherwise noted.  These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (“GAAP”) and in accordance with the applicable rules of the SEC, but do not include all of the information and disclosures required by GAAP for complete financial statements.  The operating results for the three months ended March 31, 2008 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2008.

Certain amounts in the March 31, 2007 unaudited financial statements have been reclassified to conform to the presentation of the March 31, 2008 financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Averion International Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BUSINESS COMBINATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” requires assets acquired and liabilities assumed in a business combination to be recorded at fair value.  Fair values are generally determined by independent appraisals using comparisons to market value transactions and present value techniques.  The use of a discounted cash flow technique requires significant judgments with respect to expected cash flows to be derived from the assets, the estimated period of time the assets will produce those cash flows and the selection of an appropriate discount rate.  Changes in such estimates could change the amounts allocated to individual identifiable assets, the lives over which the assigned values are amortized and the amounts allocated to goodwill.  While the Company believes its assumptions are reasonable, if different assumptions were made, the purchase price allocation and the estimated useful lives of amortizable assets could differ substantially from the reported amounts.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company’s wholly-owned subsidiaries are translated into U.S. dollars at period-end exchange rates. Income statement accounts are translated at average exchange rates for the applicable periods. These translation adjustments are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations in Other Income (Expenses).

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

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from unit based and fixed price arrangements are generally recognized on a percentage-of-completion basis. Revenues recognized on unit based and fixed price contracts are subject to revisions as the contract progresses to completion. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached a written agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the estimated contract costs will change in the near term and may have a material adverse impact on our financial performance. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

We may have to commit unanticipated resources to complete projects resulting in lower margins on those projects. If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then our operating results may be significantly and adversely affected or losses may need to be recognized. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

We comply with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Rule No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

In general, amounts become billable to the customer pursuant to contractual terms in accordance with predetermined payment schedules. Unbilled accounts receivable represents revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed as of the balance sheet date. As of March 31, 2008 and December 31, 2007, unbilled accounts receivable included in current assets totaled $6.1million and $2.6 million, respectively. The majority of these amounts were billed in the subsequent month.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of March 31, 2008 and December 31, 2007, deferred revenue was approximately $21.0 million and $18.5 million, respectively.

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

We act as an agent on behalf of company sponsors with regard to certain investigator payments. Accordingly, we exclude certain fees paid to investigators and the associated reimbursement from revenue and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations in accordance with the FASB Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The amount of investigator fees paid were $2.6 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled accounts receivable. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable and unbilled accounts receivable.  As of March 31, 2008, the total of accounts receivable and unbilled accounts receivable was $18.3 million. Of this amount, approximately 17% was due from one customer. As of December 31, 2007, the total of accounts receivable and unbilled accounts receivable was $17.2 million. Of this amount, approximately 15%, 11%, and 10% was due from three customers.

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

FINITE LIFE INTANGIBLE ASSETS

The company accounts for finite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At March 31, 2008 and December 31, 2007, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142.  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At March 31, 2008 and December 31, 2007, respectively, the Company had no impairment in the carrying value of its goodwill.

STOCK-BASED COMPENSATION

We recognize and record stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the Modified Prospective Approach.

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

Expected volatility is calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected term assumption is based on the simplified or “safe-haven” method outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin, (“SAB”), No. 107 as amended by SAB No. 110. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

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

NET LOSS PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding.  Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive. Since the effect of the stock options and warrants which are included in the calculation of fully diluted shares outstanding is anti-dilutive, the fully diluted number of shares is not calculated and only basic earnings per share will be presented for the periods ending March 31, 2008 and 2007.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) represents the change in equity of a business enterprise from non-stockholder transactions affecting stockholders’ equity that are not included in net income (loss) on the Consolidated Statement of Operations and are reported as a separate component of stockholders’ equity. Other comprehensive income (loss) includes any adjustments resulting from the translation process of the financial statements of our foreign entities functional currency to U.S. dollars using the current rate method and actuarial gains or losses on our defined pension benefit plans.

DEFINED BENEFIT PENSION PLANS

The Company maintains a statutory defined benefit pension plan for its employees in Switzerland for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Pension benefit obligations are determined by independent actuaries using management’s best estimate assumptions, with accrued benefits prorated on service. Obligations are recorded under the corridor method in accordance with SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”).

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

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS No. 141-R”).  SFAS No. 141-R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which would be business combinations in the year ending December 31, 2009 for the Company.  The objective of SFAS No. 141-R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company does not expect SFAS No. 141-R to have a significant impact on the consolidated financial statements of the Company.

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 161 on our financial statements.

3.             HESPERION ACQUISITION

On October 31, 2007 (the “Cerep Closing Date”), we entered into a Securities Purchase Agreement (the “Cerep SPA”) with Cerep S.A., a French corporation (“Cerep”), pursuant to which we purchased all of the outstanding capital stock of Hesperion AG, a Swiss corporation and a wholly owned subsidiary of Cerep (“Hesperion”), for an aggregate purchase price of €25 million Euros (or, based upon the exchange rate on the Cerep Closing Date, approximately $36.2 million excluding transaction costs of $0.8 million) (the “Purchase Price”) as follows: (i) on the Cerep Closing Date, we paid Cerep €20 million Euros in cash; and (ii) in January 2008, we issued Cerep a promissory note in the aggregate principal amount of €2.5 million Euros and paid Cerep an additional €2.0 million Euros in cash.  The January 2008 cash payment reflects a working capital adjustment and the retention of an additional €0.25 million Euros pending resolution of certain issues relating to the 2006 financial statements of Hesperion.  The Purchase Price was partially paid with funds received from the Debt Financing Transaction (as defined below), a portion of which funds were provided to us by certain of our affiliates as described below under the heading “Debt Financing Transaction.”

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

Pursuant to the Cerep SPA, Cerep has agreed to indemnify us and our representatives (the “Representatives”) for a period of eighteen (18) months after the Cerep Closing Date for any damages (including consequential, indirect and special damages) that we or our Representatives sustain or incur (collectively, the “Losses”) to the extent caused by or arising out of any inaccuracy or breach of any of the representations, warranties or covenants made by Cerep to us in the Cerep SPA. Cerep shall not have any obligation to indemnify us or our Representatives to the extent the aggregate amount of the Losses for which we and our Representatives are entitled to indemnification under the Cerep SPA exceeds an amount equal to €2.5 Million Euros (after which point Cerep will have no obligation to indemnify us or our Representatives from and against any further Losses). In addition, we have the right to offset the amount of any Losses against the outstanding balance of unpaid principal and interest under the promissory note issued to Cerep as part of the Purchase Price.

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

ComVest, which beneficially owned directly or through affiliates approximately 52.98% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Note in the principal amount of $11.0 million and was issued 52,800,000 Shares in connection therewith. After the Second Closing (defined below), ComVest, or its affiliates, beneficially own approximately 50.7% of our common stock. Michael Falk, chairman of our board of directors (the “Board”) and Cecilio Rodriguez, one of our directors, are affiliates of ComVest. In addition, Lavin, one of our directors, our current Executive Chairman and former Chief Executive Officer, who beneficially owned directly or through affiliates approximately 21.12% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Note in the principal amount of $2.0 million and was issued 9,600,000 Shares in connection therewith. After the Second Closing, Lavin, or his affiliates, beneficially own approximately 18.4% of our common stock.

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

Debt SPA

Pursuant to the Debt SPA, we were obligated to sell and the Buyers were obligated to buy Senior Secured Notes in the aggregate principal amount of $26.0 million and shares of our common stock in the aggregate amount of 124,800,000 Shares as follows: (i) on the Debt Financing Closing Date, we sold and issued to the Buyers and the Buyers purchased from us Senior Secured Notes in the aggregate principal amount of $24.0 million and shares of our common stock in the aggregate amount of 115,200,000 Shares; and (ii) within thirty (30) days after the Debt Financing Closing Date, we were obligated to sell and certain Buyers were obligated to buy from us Senior Secured Notes in the aggregate principal amount of an additional $2.0 million and shares of our common stock in the aggregate amount of 9,600,000 Shares (the “Second Closing”).

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

Senior Secured Notes

We will pay interest on the Senior Secured Notes quarterly in arrears, beginning with the calendar quarter that commenced on October 1, 2007 as follows: (i) for the period commencing on the Debt Financing Closing Date and ending on the first (1st) anniversary thereafter, three percent (3%) per annum; (ii) for the period commencing on the first (1st) anniversary of the Debt Financing Closing Date and ending on the second (2nd) anniversary of the Debt Financing Closing Date, ten percent (10%) per annum; and (iii) for the period commencing on the second (2nd) anniversary of the Debt Financing Closing Date and ending on the third (3rd) anniversary of the Debt Financing Closing Date, fifteen percent (15%) per annum. The entire unpaid principal balance of the Senior Secured Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010 (the “Debt Maturity Date”). In addition, we have agreed to certain financial covenants, including covenants to maintain a certain revenue ratio, net book-to-bill ratio, EBITDA ratio and required cash amount, as set forth in detail in the Senior Secured Notes. The covenants regarding revenue ratio, net book-to-bill ratio and EBITDA ratio do not become applicable until June 30, 2008. The covenant requiring us to maintain a certain amount of cash does not become applicable until March 31, 2009. If we breach any of the financial covenants set forth in the Senior Secured Notes, we will be required to make certain payments to the holders of the Senior Secured Notes.

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

The Purchase Price was paid as follows: (i) at the closing of the Purchase Transaction (as defined below) which also took place on October 3, 2007 (the “Closing”), the IT&E Purchaser delivered to us a cash payment in the aggregate amount of $0.5 million, (ii) at the Closing, the IT&E Purchaser issued to us a promissory note in the principal amount of $0.8 million (the “Term Note”) and a promissory note in the principal amount of $0.8 million (the “Interest Only Note,” and together with the Term Note, the “IT&E Notes”); and (iii) the IT&E Purchaser became obligated to deliver to us an additional cash payment of $0.3 million as follows:  (a) $0.1 million on or before January 31, 2008; (b) $0.1 million on or before April 30, 2008; and (c) $0.1 million on or before July 31, 2008 (collectively, the “Deferred Payments”). The ability of the IT&E Purchaser to make the Deferred Payments and payments under the IT&E Notes will be dependant upon the IT&E Purchaser’s ability to generate positive future cash flow from the IT&E Staffing Services Business.  The transaction is referred to herein as the “IT&E Purchase Transaction.”

The Company has evaluated the fair value of the Deferred Payments and the IT&E Notes due from the IT&E Purchaser in conjunction with the IT&E Purchase Transaction and has determined that the Deferred Payments and the IT&E Notes have no fair value as of March 31, 2008 and December 31, 2007. Consequently, the Deferred Payments and the IT&E Notes have a zero carrying balance in our financial statements as of March 31, 2008 and December 31, 2007.  Any payments received from the IT&E Purchaser pursuant to the Deferred Payments and the IT&E Notes will be recorded as a gain in the period in which they are received.

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

A consolidated summary of the operating results of discontinued operations for the three month period ended March 31, 2007 is as follows:

(in thousands)
Net service revenue	$2,069
Direct expenses	1,448
SG&A expense	896
Loss from discontinued operations	$275

5.                                      SUPPLEMENTAL PROFORMA INFORMATION

The results of operations for the three months ended March 31, 2007 do not include the results of Hesperion Inc. as the date of acquisition was October 31, 2007.  Had we acquired Hesperion Inc. on January 1, 2007, our total revenues would have been $14.7 million, an increase of $7.5 million for the three months ended March 31, 2007. Our net loss for the three months ended March 31, 2007 would have been $2.3 million, an increase in our net loss of $0.4 million. Our net loss per share would have remained unchanged.

6.                                      GOODWILL

Goodwill consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

Goodwill attributable to the Millennix transaction	$4,635
Goodwill attributable to the Averion transaction	17,333
Goodwill attributable to the Hesperion transaction	26,749
Balance at March 31, 2008 and December 31, 2007	$48,717

In accordance with SFAS No. 141, no amortization is recorded on goodwill.

7.                                      NOTES PAYABLE AND FINANCING ARRANGEMENTS

In November 2005, as a part of the Millennix acquisition, we assumed notes payable to Millennix employees in the aggregate principal amount of $0.8 million and issued an additional note for $0.3 million in September of 2006 when we amended that asset purchase agreement.  At March 31, 2008 approximately $0.2 million in principal payments on these notes remained outstanding, all of which are scheduled to be repaid by October 31, 2008.

In July 2006, we purchased all of the outstanding capital stock of Averion Inc. In connection with that purchase we issued two year promissory notes in the aggregate principal amount of $0.7 million and five year promissory notes in the aggregate principal amount of $5.7 million, each bearing interest at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.25% as of January 1, 2007 and January 1, 2008, respectively).  At March 31, 2008 approximately $5.8 million in principal payments remained on these notes.

We issued stock and Senior Secured Notes in connection with the Hesperion financing transaction during October and November of 2007 (see Note 3).  The Senior Secured Notes have a principal amount at maturity of $26.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first year, 10% for the second year and 15% for the third year. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from March 31, 2008 to October 31, 2010 of $9.7 million.

We issued Cerep a promissory note (the “Cerep Note”) in connection with the Hesperion acquisition in the principal amount of 2.5 million Euros with interest accruing at a rate of 6% per annum due and payable quarterly in arrears.  The entire unpaid principal balance, plus all accrued and unpaid interest, is due and payable by October 31, 2010.  The principal amount of the Cerep Note has been discounted to fair value for balance sheet presentation.  The accretion of the original issue discount will cause an increase in indebtedness from March 31, 2008 to October 31, 2010 of $0.5 million.

Aggregate maturities of notes payable as of March 31, 2008 are as follows (in thousands):

2008	$335
2009	—
2010	29,950
2011	5,700
Total	$35,985
Less: unamortized original issue discount	(10,185)
Total notes payable	25,800

8.                                      CONCENTRATION OF REVENUE AND ASSETS

Total revenues are attributed to geographic areas based on location of the customer. Assets are assigned based on physical location.

Geographic information is summarized as follows (in thousands):

	March 31,
	2008	2007
Total revenues:
United States	$7,916	$7,154
Europe	9,829	69
Total revenue	$17,745	$7,223

	March 31,	December 31,
	2008	2007
Long-lived assets, net of accumulated depreciation:
United States	$1,268	$1,397
Europe	5,490	5,112
Total long-lived assets, net	$6,758	$6,509

9.                                      COMMITMENTS AND CONTINGENCIES

We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

10.                               INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.  There have been no changes to the unrecognized tax benefit balance during the three months ended March 31, 2008 and no significant changes in the unrecognized tax benefit balance are expected in the next twelve months.

The Company’s effective tax rate was (4.4)% for the three months ended March 31, 2008, which differs from the statutory rate as a result of state taxes (net of the federal benefit), the international rate differential, the increase in the valuation allowance and other permanent differences.

11.                               COMPREHENSIVE LOSS

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows for the three month period ended March 31 (in thousands):

	2008	2007
Net Loss	$(2,769)	$(1,944)
Foreign currency translation adjustment	(498)	(9)
Comprehensive Loss	$(3,267)	$(1,953)

12.                               POST-RETIREMENT BENEFITS

The Company has a contributory defined benefit plan (the “Benefit Plan”) covering its employees in Switzerland as mandated by the Swiss government. Benefits are based on the employee’s years of service and compensation. Benefits are paid directly by the Company when they become due, in conformity with the funding requirements of applicable government regulations.

The effect on the Company’s consolidated statement of operations of the Benefit Plan is summarized in the following table:

Three Months Ended
March 31, 2008

Service cost	$159
Interest cost on projected benefit obligation	63
Expected return on plan assets	(60)
Recognized net actuarial loss	—
Net periodic pension expense	$162

During the three months ended March 31, 2008, the Company contributed $0.8 million to the Benefit Plan. The Company has made its entire contribution to the Benefit Plan for the year ending December 31, 2008.

13.                               RESTRUCTURING CHARGES

During the three months ending March 31, 2007, we implemented plans to reduce our workforce in order to improve profitability and operating efficiencies across our business. As a result of these plans, we incurred restructuring charges in the quarter ended March 31, 2007 related to one-time employee related costs of $0.7 million.  We made actual payments to employees of $0.1 million during the quarter ended March 31, 2008, and as of March 31, 2008 have no remaining payment obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information discussed below is derived from the unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2008, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

Company Overview

We are an international clinical research organization (“CRO”) focused on providing our clients with global clinical research services and solutions throughout the drug development lifecycle. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

Our core competencies are in product agency registration support, trial design, site selection, project management, medical and site monitoring, data management, biostatistical analysis and reporting, pharmacovigilance, medical writing, and full clinical trial management and consulting services throughout the clinical trials lifecycle. We have the resources to directly implement or manage Phase I through Phase IV clinical trials and have clinical trial experience and expertise across a wide variety of therapeutic areas, including the following core focus areas: Oncology, Cardiovascular Diseases and Medical Devices.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology and medical device companies as major clients, and we believe this dependence will continue. Our client list includes several large pharmaceutical and biotechnology companies. With the strategic acquisition of Hesperion Ltd., we have expanded our customer base, which has diluted some of the financial impact of having a significant portion of our revenues concentrated solely in a few key clients. For the three month period ended March 31, 2008, approximately 22% of our total net service revenues were from two (2) clients, representing 11%, and 11% of total net services revenues, respectively. For the three month period ended March 31, 2007, 39% of our total net service revenues were from three (3) clients, representing 20%, 11% and 8% of total net service revenues, respectively. Although the expansion of our client base through the acquisitions of Averion Inc. and Hesperion Ltd. has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on us.

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

Backlog

Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent.  Many of our studies and projects are performed over an extended period of time, which may be several years.  Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statement of operations.  Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or percentage completion basis.  The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog.  Our backlog for clinical research services was approximately $80.1 million at March 31, 2008, representing an increase of approximately $5.4 million from backlog of $74.7 million at December 31, 2007.

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

Goodwill

We account for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)  As such, SFAS No. 142 requires that goodwill be tested for impairment at least annually and requires that any such impairment be recorded as a charge to operations. At March 31, 2008 and December 31, 2007, we had no impairment in the carrying value of our goodwill.

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

Share-Based Compensation

We recognize and record stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach.

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

Expected volatility is calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected life of the option assumption is based on the simplified or “safe-haven” method outlined in the SAB No. 107, “Share-Based Payment” as amended by SAB No. 110.  The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

We believe there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS No. 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics different from those of freely traded options and because changes in the subjective input assumptions can materially affect our estimates of fair values (such as attrition), in our opinion, existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods than those currently applied under SFAS No. 123R and those previously applied under SFAS No. 123 in determining our pro forma amounts, the compensation expense that we record in the future under SFAS No. 123R may differ significantly from what we have reported during the fiscal quarters ended March 31, 2008 and 2007 and what we have reported as our pro forma expense during the period prior to adoption of SFAS No. 123R.

Income Taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in the jurisdictions in which we operate, including the United States, Switzerland, Germany, Israel, the United Kingdom, France, Austria, the Netherlands, and several eastern European countries. It is our policy to file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. With the exception of a notice we have received from the Internal Revenue Service concerning an audit of the 2005 tax returns of Averion Inc., we are currently not under examination by any federal, state or local taxing jurisdiction. The 2002 to 2007 tax years for which we have filed tax returns with federal, state and local taxing jurisdictions remain subject to examination. In the normal course of business, we conduct operations in various state and local taxing jurisdictions. We may have exposure for examination or tax assessment by a state or local taxing jurisdiction where we have not historically filed tax returns. We believe any such potential tax assessment would not have a material impact on our financial position or results of operations. Our overall effective tax rate fluctuates due to a variety of factors, including changes in the geographic mix or estimated level of annual pretax income, the ability to utilize our accumulated net operating loss carryforwards and newly enacted tax legislation in each of the jurisdictions in which we operate.

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

At March 31, 2008, the Company had unrecognized federal tax benefits of $7.5 million. The Company has a valuation allowance against the full amount of its net deferred taxes in the United States. It is the Company’s policy to provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. Future changes to the unrecognized tax benefit will not have a material impact on the Company’s effective tax rate due to the existence of the full valuation allowance. The Company does not reasonably anticipate the unrecognized tax benefit to change significantly within the next twelve months.

It is the Company’s policy to file its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With the exception of a notice we have received from the Internal Revenue Service concerning an audit of the 2005 tax returns of Averion Inc., we are currently not under examination by any federal, state or local taxing jurisdiction. The 2002 to 2007 tax years for which the Company has filed tax returns with federal, state and local taxing jurisdictions remain subject to examination. In the normal course of business, the Company conducts operations in various state and local taxing jurisdictions. The Company may have exposure for examination or tax assessment by a state or local taxing jurisdiction where it has not historically filed tax returns. The Company believes any such potential tax assessment would not have a material impact on the financial position or the results of operations of the Company.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the period ended March 31, 2008.

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 161 on our financial statements.

Results of Operations

Three months ended March 31, 2008 and 2007

 The following table presents an overview of our results of continuing operations for the three months ended March 31, 2008 and 2007.

	March 31, 2008		March 31, 2007
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$15,745	100%	$6,735	100%
Direct expenses	9,646	61%	4,476	66%
SG&A expense	5,642	36%	2,819	42%
Depreciation and amortization	1,017	6%	354	5%
Restructuring and related charges	—	—	700	10%
Net operating loss	(560)	(4)%	(1,614)	(24)%
Other income (expense)	(2,338)	(15)%	(55)	(1)%
Loss before income tax expense	(2,898)	(18)%	(1,669)	(25)%
Income tax benefit	129	1%	—	—
Net loss from continuing operations	$(2,769)	(18)%	$(1,669)	(25)%

Net service revenue for the three months ending March 31, 2008 increased $9.0 million to $15.7 million as compared to $6.7 million for the three months ending March 31, 2007, an increase of 134%. The increase in net service revenues was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007, which contributed $8.3 million in net service revenue during the three months ended March 31, 2008.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses increased by $5.1 million to $9.6 million for the three months ended March 31, 2008 from $4.5 million for the three months ended March 31, 2007. The increase in direct expenses was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007 which contributed $4.8 million in direct expenses during the three months ended March 31, 2008. As a percentage of net service revenues, direct expenses decreased to 61% during the three months ended March 31, 2008 from 66% during the comparative period in 2007. The improvement in direct expenses as a percentage of net service revenues was principally the result of an increase in the number of clinical studies, primarily obtained through the acquisition of Hesperion, and an associated increase in staff utilization on clinical study activities.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended March 31, 2008 were $5.6 million or 36% of net service revenue, as compared to $2.8 million or 42% of net service revenue for the three month period ended March 31, 2007. The increase in expenses of $2.8 million was the result of the increased cost structure associated with the Hesperion acquisition and expenses associated with supporting a larger, international public company.  The improvement in selling, general, and administrative expenses as a percentage of net service revenue during the three months ended March 31, 2008 as compared to the comparative period in 2007 was principally the result of increased net service revenue which offset the effect of a 100% increase in selling, general and administrative expenses. We expect to continue to achieve efficiencies as we fully integrate our business.

During the three months ended March 31, 2007, we implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business. Under such plans, our active clinical research employee base declined by approximately 13%.  The reduction of our workforce was completed during the three months ending March 31, 2007.  We incurred $0.7 million of restructuring charges for associated pay and benefits for effected personnel in the quarter ended March 31, 2007.  Through March 31, 2008 we have made associated payments of $0.7 million and had no remaining payment obligations as of March 31, 2008.

Depreciation expense increased to $0.4 million for the three months ended March 31, 2008 as compared to $0.2 million for the three months ended March 31, 2007. The increase in depreciation expense was primarily the result of the additional depreciation associated with the fixed assets acquired in the Hesperion acquisition.  Amortization expense increased to $0.6 million for the three months ended March 31, 2008 as compared to $0.2 million for the three months ended March 31, 2007, primarily due to the values assigned to finite life intangibles acquired in connection with the Hesperion acquisition.

Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $0.4 million for the three months ended March 31, 2008, as compared to $0.1 million for the same period in 2007, due to the increase in the principal amount outstanding as a result of the notes issued in connection with the recent acquisition activity. In addition, we incurred approximately $0.9 million of non-cash expense for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition.  During the three months ended March 31, 2008, we experienced a foreign currency exchange loss of approximately $0.8 million. This loss was primarily due to the net effects of a weaker U.S. dollar against the Swiss franc and the Euro. We carry a Euro denominated note on our U.S. books as a result of the acquisition of Hesperion. This note is in the amount of  EUR 2.5 million and is due during the latter half of 2010. In addition, we have receivable balances on the books of our Swiss subsidiary that are denominated in currencies other than the functional currency of that subsidiary, the Swiss franc. As foreign exchange rates change from period to period these receivables are revalued resulting in an offsetting gain or loss in the income statement.

Our net loss from continuing operations for the three months ended March 31, 2008 increased to $2.8 million or $0.00 per share, as compared to a net loss from continuing operations of $1.7 million, or $0.00 per share, for the three months ended March 31, 2007.

Liquidity and Capital Resources

We have financed our growth and operations from the issuances of debt and equity, and cash flows from operations. The CRO industry is generally not capital intensive. Our principal source of cash for operations is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be materially and adversely affected. Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations will be sufficient to meet our operating cash needs for the next twelve months. However, if we engage in further business expansion through acquisitions and/or continue to incur a loss from operations, we may need to raise additional funds through the sale of debt or equity securities.

At March 31, 2008 we had cash and cash equivalents of $3.5 million as compared to $6.8 million at March 31, 2007, a decrease of $3.3 million. Approximately $2.5 million in cash was located outside of the United States at March 31, 2008.

Our primary operating cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, and facilities-related expenses.

Net cash used by operating activities was $0.6 million for the three months ended March 31, 2008, compared with net cash used by operating activities of $1.0 million for the three months ended March 31, 2007, a favorable variance of $0.4 million. The amount of noncash charges included in net loss from continuing operations during the quarter ended March 31, 2008 was $2.5 million as compared to $0.5 million during the same quarter in 2007. Operating activities contributing to the increase in our use of cash included an increase in deferred revenue of $2.2 million during the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. This increase was partially offset by comparative increases in our accounts receivable and unbilled accounts receivable balances of $1.9 million. Other accrued liabilities decreased $1.0 million as compared to the same period in the prior year. Accounts payable increased $0.6 million from the comparative period in the prior year, offset by an increase in our prepaid expenses of $0.5 million.  In addition, we experienced a decrease in accrued payroll of $0.1 million for the current quarter as compared to the same period in the prior year. The changes in our asset and liability accounts reflected on our Consolidated Statement of Cash Flows for the three months ended March 31, 2008 were primarily due to the inclusion of additional activity associated with Hesperion acquisition which occurred during October, 2007.

Net cash used by investing activities was comprised primarily of small outlays for the purchase of capital equipment and was minimal for both periods presented.

Net cash used by financing activities was $3.5 million for the three months ended March 31, 2008, compared with net cash used by financing activities of $0.2 million for the three months ended March 31, 2007. The increase was directly attributable to the payment of approximately $3.0 million to Cerep in January 2008, which represented a deferred portion of the purchase price related to the October 2007 acquisition of Hesperion, and a principal payment on a note associated with the Millennix acquisition in the amount of $0.3 million.

Off Balance Sheet Financing Arrangements

As of March 31, 2008, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements.”  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

However, whether actual results or developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control.

Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; and (ii) our business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.  We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the SEC, particularly our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on March 31, 2008.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligation to update any such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, we are exposed to market risk resulting from changes in foreign currency exchange rates. We regularly evaluate our exposure to such changes.

FOREIGN CURRENCY EXCHANGE RATES

While our financial statements are denominated in U.S. dollars, our consolidated service revenue from non-U.S. operations was approximately 53% for the three months ended March 31, 2008. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

We may be subjected to foreign currency transaction risk when we and/or our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the relevant functional (local) currency. To the extent that we are unable to include provisions in our contracts to mitigate exposure to foreign currency fluctuations, currency exchange losses could have a material effect on our results of operations.

Occasionally, we enter into other foreign currency investments to offset the impact of currency fluctuations. These foreign currency investments are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The amount of these outstanding foreign currency investments was approximately $0.4 million at March 31, 2008. We do not expect gains or losses on these investments to have a material impact on our financial results. We recorded foreign exchange losses of $0.8 million for the three months ended March 31, 2008. There were no foreign exchange losses for the three months ended March 31, 2007. We acknowledge our exposure to foreign exchange risk as it relates to assets and liabilities that are not part of an economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.

INTEREST RATES

Our exposure to interest rate sensitivity is primarily with respect to our long-term debt.  The table below provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument’s actual cash flows are denominated in both U.S. dollars ($US) and the EURO (EUR), as indicated in parentheses.

Expected maturities through March 31, (in thousands)	Total	2009	2010	2011	2012	Fair value
Long-term debt
Fixed rate ($US)	$26,335	$335	$—	$26,000	$—	$16,636
Average interest rate	9.30	7.25	—	9.33	—
Fixed rate (EUR)	3,950	—	—	3,950	—	3,464
Average interest rate	6.0	—	—	6.0	—
Variable rate ($US)	5,700	—	—	—	5,700	5,700
Average interest rate	7.25	—	—	—	7.25
Total	$35,985	$335	$—	$29,950	$5,700	$25,800

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Averion International Corp.
(Registrant)

Dated: May 15, 2008	By:	/s/ Dr. Markus H. Weissbach
Dr. Markus H. Weissbach
Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Chief Financial Officer