Form 10-Q
period 2008-06-30
Averion International Corp.
filed 2008-08-08
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Yes ☐   No ☒

Common Stock, $0.001 par value per share, 750,000,000 shares authorized, 635,024,122 issued and outstanding as of August 4, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As prescribed by Rule 10-01 of Regulation S-X, the unaudited interim financial statements have been prepared to reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented and are of a normal and recurring nature. Our unaudited financial statements for the three and six months ended June 30, 2008, follow.

AVERION INTERNATIONAL CORP.
Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,930	$7,384
Accounts receivable (net of allowance for doubtful accounts of $539 and $376 for 2008 and 2007, respectively)	11,736	14,293
Unbilled accounts receivable	7,464	2,571
Prepaid and other current assets	1,736	2,413
Total Current Assets	24,866	26,661
Property and equipment, net	6,701	6,509
Goodwill	51,451	48,717
Finite life intangibles (net of accumulated amortization of $2,756 and $1,614 for 2008 and 2007, respectively)	12,327	13,469
Deposits	733	658
Other non-current assets	2,199	1,878
Total Assets	$98,277	$97,892

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,892	$2,737
Accrued payroll and employee benefits	4,288	3,405
Deferred revenue	19,891	18,532
Current portion of notes payable	527	813
Current portion of accrued lease obligations	—	610
Deferred rent	487	510
Current portion of capital lease obligations	20	25
Deferred transaction obligation	520	3,683
Other accrued liabilities	2,583	4,313
Total Current Liabilities	31,208	34,628
Capital lease obligations, less current portion	—	8
Notes payable, less current portion	27,945	24,266
Accrued lease obligations, less current portion	3,671	2,966
Deferred income taxes	2,941	1,047
Other long-term liabilities	50	29
Total Liabilities	$65,815	$62,944

Stockholders’ Equity:
Common stock, $.001 par value, 750,000,000 shares authorized, 635,024,122 shares issued and outstanding	$635	$626
Convertible warrants	164	164
Common stock to be issued	837	837
Additional paid-in capital	48,076	47,308
Other comprehensive loss	(233)	(316)
Retained deficit	(17,017)	(13,671)
Total Stockholders’ equity	32,462	34,948
Total Liabilities and Stockholders’ Equity	$98,277	$97,892

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net service revenue	$18,694	$7,642	$34,439	$14,377
Reimbursement revenue	2,168	537	4,168	1,025
Total revenue	20,862	8,179	38,607	15,402

Operating expenses:
Direct expenses	9,813	4,611	19,458	9,087
Reimbursable out-of-pocket expenses	2,168	537	4,168	1,025
Sales, general and administrative expenses	6,804	2,647	12,447	5,466
Depreciation and amortization expense	1,030	352	2,047	706
Restructuring charges	—	23	—	723
Total operating expenses	19,815	8,170	38,120	17,007
Net operating income (loss)	1,047	9	487	(1,605)

Other income (expense):
Interest income	57	79	90	171
Interest expense	(618)	(147)	(1,075)	(294)
Foreign currency exchange gain (loss)	25	—	(753)	—
Amortization of debt discount	(903)	—	(2,059)	—
Other	34	29	54	29
Total other income (expense)	(1,405)	(39)	(3,743)	(94)

Loss from continuing operations before income taxes	(358)	(30)	(3,256)	(1,699)
Income tax expense	219	—	90	—
Net loss from continuing operations	$(577)	$(30)	$(3,346)	$(1,699)
Loss from discontinued operations	—	(577)	—	(852)
Net loss	$(577)	$(607)	$(3,346)	$(2,551)

Net loss per share
Net loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations	—	$(0.00)	—	$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	625,802,419	498,466,957	625,717,437	498,423,137

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net loss	$(3,346)	$(2,551)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	905	356
Amortization of finite life intangibles	1,142	399
Amortization of debt discount	2,059	—
Amortization of deferred financing costs	158	—
Amortization of deferred rent	(23)	(21)
Bad debt expense	109	91
Stock based compensation	275	163
Effect of exchange rate on foreign currency denominated assets and liabilities	464	—
Changes in assets and liabilities:
Restricted cash	—	(146)
Accounts receivable, net	3,381	608
Unbilled accounts receivable	(4,645)	323
Prepaid and other current assets	135	239
Accounts Payable	(54)	244
Accrued payroll and employee benefits	627	(270)
Deferred revenue	(240)	(565)
Deferred taxes	(162)	—
Other accrued liabilities	(1,737)	771
Net cash used by operating activities	(952)	(359)

Cash flows from investing activities
Purchase of property and equipment	(563)	(448)
Other	(6)	29
Net cash used by investing activities	(569)	(419)

Cash flows from financing activities
Payment on Cerep note	(3,038)	—
Payments on capital lease obligation	(14)	(1)
Proceeds from debt issuance	2,000	—
Payments on notes payable	(1,066)	(344)
Net cash used by financing activities	(2,118)	(345)
Effect of exchange rate changes on cash	185	(19)

Net decrease in cash and cash equivalents	(3,454)	(1,142)
Cash and cash equivalents, beginning of period	7,384	8,098
Cash and cash equivalents, end of period	$3,930	$6,956

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

Averion International Corp. was originally organized under the name Clinical Trials Assistance Corporation (“Clinical Trials”), a Nevada corporation, in 2002.  On June 14, 2004, Clinical Trials acquired IT&E International Corporation, a provider of staffing services to the life sciences industry, and changed the corporate name from Clinical Trials to IT&E International Group.  In November 2005, we acquired the assets of Millennix, Inc. (“Millennix”), a clinical research organization (“CRO”) that provided comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology.  On July 31, 2006, we acquired Averion Inc., a CRO that provided clinical research services for Phase I through Phase IV clinical trials, with a focus in medical devices, oncology, dermatology, nephrology and other complex medical conditions.  On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our name to Averion International Corp.  As set forth in further detail in Note 5 to these unaudited consolidated financial statements, on October 3, 2007, we sold our former staffing services operating segment to members of management of that operating segment.  As set forth in further detail in Note 3 to these unaudited consolidated financial statements, on October 31, 2007, we acquired Hesperion AG (“Hesperion”), an international CRO based in Switzerland.

2.                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and six months ended June 30, 2008 and 2007, respectively, should be read in conjunction with the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.  These financial statements are unaudited with the exception of the consolidated balance sheet as of December 31, 2007, which was derived from the audited consolidated balance sheet dated December 31, 2007, but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations.  All adjustments are of a normal and recurring nature unless otherwise noted.  These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (“GAAP”) and in accordance with the applicable rules of the SEC, but do not include all of the information and disclosures required by GAAP for complete financial statements.  The operating results for the three and six months ended June 30, 2008 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2008.

Certain amounts in the June 30, 2007 unaudited financial statements have been reclassified to conform to the presentation of the June 30, 2008 financial statements.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Our cash accounts are with banks and other financial institutions. The balances in these accounts may exceed the maximum U.S. federally insured amount.  We have not experienced any losses in such accounts and do not believe that our cash and cash equivalents expose us to any significant credit risk.

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

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from unit based and fixed price arrangements are generally recognized on a percentage-of-completion basis. Revenues recognized on unit based and fixed price contracts are subject to revisions as the contract progresses to completion. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached a written agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the estimated contract costs will change in the near term and may have a material adverse impact on our financial performance. Revisions in our contract estimates are reflected in the period in which the determination is made and the facts and circumstances dictate a change of estimate. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

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

In general, amounts become billable to the customer pursuant to contractual terms in accordance with predetermined payment schedules. Unbilled accounts receivable represents revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed as of the balance sheet date. As of June 30, 2008 and December 31, 2007, unbilled accounts receivable included in current assets totaled $7.5 million and $2.6 million, respectively. The majority of these amounts were billed in the subsequent month.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of June 30, 2008 and December 31, 2007, deferred revenue was approximately $19.9 million and $18.5 million, respectively.

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

We act as an agent on behalf of company sponsors with regard to certain investigator payments. Accordingly, we exclude certain fees paid to investigators and the associated reimbursement from revenue and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations in accordance with the FASB Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The amount of investigator fees paid were $2.9 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively.  The amount of investigator fees paid were $5.5 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled accounts receivable. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable and unbilled accounts receivable.  As of June 30, 2008, the total of accounts receivable and unbilled accounts receivable was $19.7 million. Of this amount, approximately 34% was due from one customer. As of December 31, 2007, the total of accounts receivable and unbilled accounts receivable was $17.2 million. Of this amount, approximately 15%, 11%, and 10% was due from three customers.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, unbilled accounts receivable, accounts payable, deferred revenue and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of long-term notes payable approximates quoted market prices for the same or similar debt instruments. Senior Secured Notes payable associated with the Hesperion acquisition and a subsequent financing (see notes 3 and 4) were issued in combination with equity and consequently the carrying value of these notes on the Company’s balance sheet reflects a discount to their stated maturity values.

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

FINITE LIFE INTANGIBLE ASSETS

The company accounts for finite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At June 30, 2008 and December 31, 2007, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142.  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At June 30, 2008 and December 31, 2007, respectively, the Company had no impairment in the carrying value of its goodwill.

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

NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding.  Diluted net income (loss) per share is computed by giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive.  Since the effect of the stock options and warrants which are included in the calculation of fully diluted shares outstanding is anti-dilutive, the fully diluted number of shares is not calculated and only basic earnings per share will be presented for the three and six month periods ending June 30, 2008 and 2007.

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

DEFINED BENEFIT PENSION PLANS

The Company maintains a statutory defined benefit pension plan for its employees in Switzerland for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Our pension benefit obligation is determined by an independent actuary using management’s best estimate assumptions, with accrued benefits prorated based on service. The obligation is recorded under the corridor method in accordance with SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”).

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date provision of SFAS No. 157 for nonfinancial assets and liabilities. As a result of the issuance of FSP FAS 157-2, the provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

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

3.                                     HESPERION ACQUISITION

On October 31, 2007 (the “Cerep Closing Date”), we entered into a Securities Purchase Agreement (the “Cerep SPA”) with Cerep S.A., a French corporation (“Cerep”), pursuant to which we purchased all of the outstanding capital stock of Hesperion AG, a Swiss corporation and a wholly owned subsidiary of Cerep (“Hesperion”), for an aggregate purchase price of €25 million Euros (or, based upon the exchange rate on the Cerep Closing Date, approximately $36.2 million excluding transaction costs of $0.8 million) (the “Purchase Price”) as follows: (i) on the Cerep Closing Date, we paid Cerep €20 million Euros in cash; and (ii) in January 2008, we issued Cerep a promissory note in the aggregate principal amount of €2.5 million Euros and paid Cerep an additional €2.0 million Euros in cash.  The January 2008 cash payment reflected a working capital adjustment and the retention of an additional €0.25 million Euros pending resolution of certain issues relating to the 2006 financial statements of Hesperion.  The additional €0.25 million Euro payment was remitted to Cerep during July of 2008. The Purchase Price was partially paid with funds received from the Debt Financing Transaction (as defined below), a portion of which funds were provided to us by certain of our affiliates as described below under the heading “Debt Financing Transaction.”

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

In connection with the acquisition of Hesperion, we paid ComVest Group Holdings, LLC, an affiliate of ComVest (defined below), a financial advisory services fee in the amount of $0.3 million.

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

ComVest, which beneficially owned directly or through affiliates approximately 52.98% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Note in the principal amount of $11.0 million and was issued 52,800,000 Shares in connection therewith. After the Second Closing (defined below), ComVest, or its affiliates, beneficially owned approximately 50.7% of our common stock. Michael Falk, chairman of our board of directors (the “Board”) and Cecilio Rodriguez, one of our directors, are affiliates of ComVest. In addition, Lavin, one of our directors, our current Executive Chairman and former Chief Executive Officer, who beneficially owned directly or through affiliates approximately 21.12% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Note in the principal amount of $2.0 million and was issued 9,600,000 Shares in connection therewith. After the Second Closing, Lavin, or his affiliates, beneficially owned approximately 18.4% of our common stock.

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

Senior Secured Notes

We pay interest on the Senior Secured Notes quarterly in arrears, beginning with the calendar quarter that commenced on October 1, 2007 as follows: (i) for the period commencing on the Debt Financing Closing Date and ending on the first (1st) anniversary thereafter, three percent (3%) per annum; (ii) for the period commencing on the first (1st) anniversary of the Debt Financing Closing Date and ending on the second (2nd) anniversary of the Debt Financing Closing Date, ten percent (10%) per annum; and (iii) for the period commencing on the second (2nd) anniversary of the Debt Financing Closing Date and ending on the third (3rd) anniversary of the Debt Financing Closing Date, fifteen percent (15%) per annum. The entire unpaid principal balance of the Senior Secured Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010 (the “Debt Maturity Date”). In addition, we have agreed to certain financial covenants, including covenants to maintain a certain revenue ratio, net book-to-bill ratio, EBITDA ratio and required cash amount, as set forth in detail in the Senior Secured Notes. The covenants regarding revenue ratio, net book-to-bill ratio and EBITDA ratio became applicable as of June 30, 2008. The covenant requiring us to maintain a certain amount of cash does not become applicable until March 31, 2009. If we breach any of the financial covenants set forth in the Senior Secured Notes, we will be required to make certain payments to the holders of the Senior Secured Notes.

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

Security Agreement

Pursuant to the Security Agreement, we, Averion Inc. and IT&E California granted to the Collateral Agent, for the benefit of itself and the Buyers, a security interest in and lien upon all of our, Averion Inc.’s and IT&E California’s assets as security for our performance of our obligations under the Senior Secured Notes.  Averion Inc. and IT&E California were both dissolved effective December 31, 2007.

Guaranty

Pursuant to the Guaranty, Averion Inc. and IT&E California (the “Guarantors”), jointly and severally, agreed to guarantee the full and prompt payment and performance to the Buyers and Collateral Agent when due, upon demand, at maturity or by reason of acceleration or otherwise, of any and all of our, or the Guarantors, obligations, under the Debt Financing Transaction agreements.  Averion Inc. and IT&E California were both dissolved effective December 31, 2007.

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

4.                                      FINANCING TRANSACTION

On June 27, 2008 (the “New Debt Financing Closing Date”), we entered into the following agreements pursuant to which we sold Two Million Dollars ($2,000,000) of senior secured notes (the “Notes”) and issued an aggregate of nine million six hundred thousand (9,600,000) shares of our common stock (the “New Debt Financing Transaction”) to ComVest and Cumulus Investors, (and together with ComVest, each a “Buyer” and collectively, the “Buyers”): (i) a Securities Purchase Agreement between us and the Buyers (the “New Debt SPA”); (ii) Amendment No. 2 to Security Agreement between us and Hesperion US, Inc., a Maryland corporation and our wholly owned indirect subsidiary (“Hesperion US”), on the one hand, and Cumulus in its capacity as collateral agent for the benefit of the Buyers (the “Collateral Agent”), on the other hand (the “Amended Security Agreement”); (iii) Amendment No. 1 to Guaranty in favor of the Collateral Agent for the benefit of the Buyers which was executed by Hesperion US (the “Amended Guaranty”); and (iv) Amendment No. 2 to Securities Purchase Agreement and Waiver by and among us the Buyers and the Prior Buyers (as defined below) (the “Amended SPA”).

ComVest, which beneficially owned directly or through affiliates, approximately 50.75% of our outstanding common stock immediately prior to the New Debt Financing Closing Date, purchased a Note in the principal amount of One Million Dollars ($1,000,000) and was issued four million eight hundred thousand (4,800,000) Shares in connection therewith. Immediately after the New Debt Financing Closing Date, ComVest, or its affiliates, beneficially owned approximately 50.74% of our common stock. Michael Falk, chairman of our board of directors (the “Board”) and Cecilio Rodriguez, one of our directors, are affiliates of ComVest.

Our Board previously determined that it would be in our best interests and the best interests of our stockholders to appoint a special committee of disinterested directors to consider and approve the Debt Financing Transaction. Alastair McEwan, Robert Tucker and James Powers were appointed to the special committee of the Board (the “Special Committee”) with the power to approve the Debt Financing Transaction. On May 22, 2008, at a meeting of the Special Committee, the Special Committee approved the Debt Financing Transaction.

New Debt SPA

Pursuant to the New Debt SPA, we are obligated to sell and the Buyers are obligated to buy Notes in the aggregate principal amount of Two Million Dollars ($2,000,000) and shares of our common stock in the aggregate amount of nine million six hundred thousand (9,600,000) Shares.

Pursuant to the New Debt SPA, from the New Debt Financing Closing Date until the date that no Notes or Prior Notes (as defined below) remain outstanding, Cumulus shall have the right to appoint one (1) person to attend and observe our Board meetings in an observer, non-voting capacity. Such observation rights shall not be transferable to any third party or assignee.

In addition, pursuant to the New Debt SPA, in the event that any Buyer’s Note is outstanding on the first (1st) anniversary of the New Debt Financing Closing Date, we shall pay such Buyer a transaction fee in an amount equal to two percent (2%) of the purchase price of such outstanding Note.

Notes

We will pay interest on the Notes quarterly in arrears, beginning with the calendar quarter that commenced on April 1, 2008 as follows: (i) for the period commencing on the New Debt Financing Closing Date and ending on October 31, 2008, three percent (3%) per annum; (ii) for the period commencing on November 1, 2008 and ending on October 31, 2009, ten percent (10%) per annum; and (iii) for the period commencing on November 1, 2009 and ending on October 31, 2010, fifteen percent (15%) per annum. The entire unpaid principal balance of the Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010. In addition, we have agreed to certain financial covenants as set forth in the Notes. If we breach any of the financial covenants set forth in the Notes, we will be required to make certain payments to the holders of the Notes.

The repayment of all outstanding principal and accrued interest under the Notes may be accelerated by the holders thereof upon any of the following events of default:  (i) default in payment of any principal amount due under the Notes; (ii) failure by us for ten (10) business days to comply with any other provision of the Notes in all material respects; (iii) initiation of a bankruptcy proceeding or related proceeding; (iv) an involuntary case or other proceeding is commenced directly against us or any of our subsidiaries seeking liquidation, reorganization or other relief; (v) breach of any covenant or other term or condition of any New Debt Financing Transaction agreement, except, in the case of a breach of a covenant or other term that is curable, only if such breach continues for a period of at least ten (10) business days after written notice to us thereof; (vi) one or more judgments, non-interlocutory orders or decrees shall be entered by a U.S. state or federal or a foreign court or administrative agency of competent jurisdiction involving, in the aggregate, a liability (to the extent not covered by independent third-party insurance) as to any single or related series of transactions, incidents or conditions, of Two Hundred Fifty Thousand Dollars ($250,000) or more, and the same shall remain unsatisfied, unvacated, unbonded or unstayed pending appeal for a period of forty-five (45) days after the entry thereof; (vii) any lien created by any New Debt Financing Transaction agreement shall at any time fail to constitute a valid and perfected first priority lien on all of the collateral purported to be secured thereby and the same is not cured within ten (10) business days of any such failure; (viii) there shall occur a change of control; or (ix) there occurs with respect to any issue or issues of indebtedness having an outstanding amount of Two Hundred Fifty Thousand Dollars ($250,000) or more in the aggregate, whether such indebtedness exists on the issue date or shall thereafter be created, an event of default that permits the holder thereof to declare such indebtedness to be due and payable prior to its stated maturity.

Amendment No. 2 to Security Agreement

The Buyers, along with additional buyers (collectively, the “Prior Buyers”), previously purchased certain secured notes in an original aggregate principal amount of Twenty Six Million Dollars ($26,000,000) (the “Prior Notes”) and entered into that certain Security Agreement, dated October 31, 2007 (the “Security Agreement”), pursuant to which we, IT&E International, a California corporation and our former wholly owned subsidiary (“IT&E”), and Averion Inc., a Massachusetts corporation and our former wholly owned subsidiary (“Averion Inc.”, and together with IT&E, the “ Former Subsidiaries”), granted to the Collateral Agent, for the benefit of itself and the Buyers, a security interest in and lien upon all of our and our Former Subsidiaries’ assets as security for our performance of our obligations under the Notes.  Pursuant to the Amended Security Agreement, the Security Agreement was amended to: (i) include the Notes, as well as the Prior Notes, as being covered by the Security Agreement; and (ii) to reflect that the security interest in and lien that was granted as security for our performance of our obligations under the Prior Notes and the Notes now also includes a security interest in and lien upon all of Hesperion US’s assets as well as our assets and no longer includes a security interest in and lien upon our Former Subsidiaries’ assets which are now owned directly by us.

Amended Guaranty

The Former Subsidiaries previously entered into that certain Guaranty, dated October 31, 2007 (the “Guaranty”), pursuant to which the Former Subsidiaries agreed to guarantee the full and prompt payment and performance to the Prior Buyers and Collateral Agent when due, upon demand, at maturity or by reason of acceleration or otherwise, of any and all of our, or the Former Subsidiaries, obligations, under the transaction documents related to the Prior Notes.  Pursuant to the Amended Guaranty, the Guaranty was amended to: (i) include the Notes, as well as the Prior Notes, as being covered by the Guaranty; and (ii) to reflect that the guarantor under the Guaranty is now Hesperion US and no longer the Former Subsidiaries which have each been dissolved.

Amended SPA

The Buyers and Prior Buyers previously entered into that certain Securities Purchase Agreement with the Company dated October 31, 2007 (the “Prior SPA”), pursuant to which the Buyers and Prior Buyers purchased the Prior Notes.  In addition, pursuant to the Prior SPA, the Prior Buyers and the Buyers were given the right to participate in any future Company financing.  Pursuant to the Amended SPA: (i) the Prior Buyers agreed to waive any right to participate in the Debt Financing Transaction; and (ii) the Prior SPA was amended as follows: (a) the definitions of Permitted Liens and Indebtedness were modified to include those created or incurred by the Debt SPA; (b) the definition of Affiliate Transactions was amended to allow for the transactions contemplated by the Debt SPA; and (c) the definition of Subsidiary was revised to mean any person of which fifty percent (50%) or more of the outstanding voting securities or other equity interests are owned, directly or indirectly, by such person; provided, however that the change in definition of Subsidiary is not intended to, and does not, in any way effect the representations or warranties set forth in Section 3 of the Prior SPA which were made as of the date of the Prior SPA and the closing date of the Prior SPA.

The parties also acknowledged the continuing obligations set forth in the side letter referenced above including our agreement to take, or cause to be taken, all applicable action necessary in connection with the consummation of the transactions contemplated by the New Debt Financing Transaction agreements, which include, without limitation, perfecting the Buyers’ security interests in the applicable jurisdictions, entering into deposit account control agreements with our financial institutions and obtaining pledges of capital stock from Averion Europe GmbH and Averion International (Switzerland) Ltd., our direct european subsidiaries.

5.                                      DIVESTITURE OF STAFFING SERVICES BUSINESS SEGMENT

On October 3, 2007, we entered into an Asset Purchase Agreement, pursuant to which we sold all of the assets of our staffing services business segment which provided staffing and regulatory compliance and validation services to life sciences companies, for an aggregate purchase price of $2.3 million.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the operating results of the staffing services segment have been presented in the Company’s  2007 financial statements as discontinued operations for all periods presented.  No tax benefit has been attributed to discontinued operations.

A consolidated summary of the operating results of discontinued operations for the three and six month period ended June 30, 2007 is as follows:

	For the three months ended,	For the six months ended,
(in thousands)	June 30, 2007	June 30, 2007
Net service revenue	$1,631	$3,700
Direct expenses	1,162	2,610
SG&A expense	1,046	1,942
Loss from discontinued operations	$577	$852

6.                                      SUPPLEMENTAL PROFORMA INFORMATION

The results of operations for the three and six months ended June 30, 2007 do not include the results of Hesperion Inc. as the date of acquisition was October 31, 2007.  Had we acquired Hesperion Inc. on January 1, 2007, our total revenues would have been $17.3 million and $32.0 million, respectively, for the three and six months ended June 30, 2007, an increase of $9.1 million and $16.6 million, respectively. Our net loss for the three and six months ended June 30, 2007 would have been $0.6 million, and $2.9 million, an increase in our net loss of $0.0 million and $2.9 million, respectively. Our net loss per share would have remained unchanged.

7.                                      GOODWILL

Goodwill consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

Goodwill attributable to the Millennix transaction	$4,635
Goodwill attributable to the Averion transaction	17,333
Goodwill attributable to the Hesperion transaction	26,749
Balance at December 31, 2007	$48,717
Purchase accounting adjustment	685
Deferred income tax effect of Hesperion intangibles	2,049
Balance at June 30, 2008	$51,451

During the quarter ended June 30, 2008, adjustments were made to record the deferred income tax effect related to intangible assets and adjust the fair value of other assets associated with the Hesperion acquisition. In accordance with SFAS No. 141, no amortization is recorded on goodwill.

8.                                      NOTES PAYABLE AND FINANCING ARRANGEMENTS

In November 2005, as a part of the Millennix acquisition, we assumed notes payable to Millennix employees in the aggregate principal amount of $0.8 million and issued an additional note for $0.3 million in September of 2006 when we amended that asset purchase agreement.  At June 30, 2008 approximately $0.1 million in principal payments on these notes remained outstanding, all of which are scheduled to be repaid by October 31, 2008.

In July 2006, we purchased all of the outstanding capital stock of Averion Inc. In connection with that purchase we issued two year promissory notes in the aggregate principal amount of $0.7 million and five year promissory notes in the aggregate principal amount of $5.7 million, each bearing interest at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.25% as of January 1, 2007 and January 1, 2008, respectively).  At June 30, 2008 approximately $5.7 million in principal payments remained on these notes.

We issued stock and Senior Secured Notes in connection with the Hesperion financing transaction during October and November of 2007 (see Note 3).  The Senior Secured Notes have a principal amount at maturity of $26.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first year, 10% for the second year and 15% for the third year. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from June 30, 2008 to October 31, 2010 of $8.8 million.

We issued Cerep a promissory note (the “Cerep Note”) in connection with the Hesperion acquisition in the principal amount of 2.5 million Euros with interest accruing at a rate of 6% per annum due and payable quarterly in arrears.  The entire unpaid principal balance, plus all accrued and unpaid interest, is due and payable by October 31, 2010.  The principal amount of the Cerep Note has been discounted to fair value for balance sheet presentation.  The accretion of the original issue discount will cause an increase in indebtedness from June 30, 2008 to October 31, 2010 of $0.4 million.

We issued stock and New Senior Secured Notes in connection with a financing transaction during June of 2008 (see Note 4).  The New Senior Secured Notes have a principal amount at maturity of $2.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first four months, 10% for the next twelve months and 15% for the final twelve months. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from June 30, 2008 to October 31, 2010 of $0.5 million.

Aggregate maturities of notes payable as of June 30, 2008 are as follows (in thousands):

2008	$527
2009	—
2010	31,950
2011	5,700
Total	$38,177
Less: unamortized original issue discount	(9,705)
Total notes payable	28,472

9.                                      CONCENTRATION OF REVENUE AND ASSETS

Total revenues are attributed to geographic areas based on location of the customer. Assets are assigned based on physical location.

Geographic information is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Total revenues:	2008	2007	2008	2007
United States	$9,801	$7,709	$17,717	$14,863
Europe	11,061	470	20,890	539
Total revenue	$20,862	$8,179	$38,607	$15,402

	June 30,	December 31,
	2008	2007
Long-lived assets, net of accumulated depreciation:
United States	$1,254	$1,397
Europe	5,447	5,112
Total long-lived assets, net	$6,701	$6,509

10.                               COMMITMENTS AND CONTINGENCIES

We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

11.                               INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.  There have been no changes to the unrecognized tax benefit balance during the six months ended June 30, 2008 and no significant changes in the unrecognized tax benefit balance are expected in the next twelve months.

The Company’s effective tax rate was a benefit of  28% for the six months ended June 30, 2008, which differs from the statutory rate as a result of state taxes (net of the federal benefit), the international rate differential, the increase in the valuation allowance and other permanent differences.

12.                               COMPREHENSIVE LOSS

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(577)	$(607)	$(3,346)	$(2,551)
Change in accumulated translation adjustments	580	(5)	83	(15)
Total comprehensive income (loss)	$3	$(612)	$(3,263)	$(2,566)

13.                               POST-RETIREMENT BENEFITS

The Company has a contributory defined benefit plan (the “Benefit Plan”) covering its employees in Switzerland as mandated by the Swiss government. Benefits are based on the employee’s years of service and compensation. Benefits are paid directly by the Company when they become due, in conformity with the funding requirements of applicable government regulations.

The effect on the Company’s consolidated statement of operations of the Benefit Plan is summarized in the following table (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Service cost	$159	$318
Interest cost on projected benefit obligation	63	126
Expected return on plan assets	(60)	(120)
Net periodic pension expense	$162	$324

During the six months ended June 30, 2008, the Company contributed $0.8 million to the Benefit Plan. The Company has made its entire contribution to the Benefit Plan for the year ending December 31, 2008.

14.                               RESTRUCTURING CHARGES

During the three months ending March 31, 2007, we implemented plans to reduce our workforce in order to improve profitability and operating efficiencies across our business. As a result of these plans, we incurred restructuring charges in the quarter ended March 31, 2007 related to one-time employee related costs of $0.7 million.  We made actual payments to employees of $0.1 million during the quarter ended March 31, 2008, and as of June 30, 2008 have no remaining payment obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the unaudited consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2008, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology and medical device companies as major clients, and we believe this dependence will continue. Our client list includes several large pharmaceutical and biotechnology companies. With the strategic acquisition of Hesperion Ltd., we have expanded our customer base, and our ability to conduct clinical trials on a global basis. For the six month period ended June 30, 2008, approximately 22% of our total net service revenue was from one (1) client. For the six month period ended June 30, 2007, 25% of our total net service revenues were from two (2) clients, representing 15% and 10% of total net service revenues, respectively. Although the expansion of our client base through the acquisitions of Averion Inc. and Hesperion Ltd. has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on our financial position and consolidated statements of operations.

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

Backlog

Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent.  Many of our studies and projects are performed over an extended period of time, which may be several years.  Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statement of operations.  Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or percentage completion basis.  The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog.  Our backlog for clinical research services was approximately $68.8 million at June 30, 2008, representing a decrease of approximately $5.9 million from backlog of $74.7 million at December 31, 2007.

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

Revenue Recognition

Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to accounting principles generally recognized in the United States of America (“GAAP”).  Revenue is recognized as work is performed and amounts are earned in accordance with the SEC Staff Accounting Bulletin (“SAB “) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. For contracts with fees billed on a time-and-materials basis, we generally recognize revenue over the period of performance.

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

Goodwill

We account for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)  As such, SFAS No. 142 requires that goodwill be tested for impairment at least annually and requires that any such impairment be recorded as a charge to operations. At June 30, 2008 and December 31, 2007, we had no impairment in the carrying value of our goodwill.

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

We believe there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS No. 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics different from those of freely traded options and because changes in the subjective input assumptions can materially affect our estimates of fair values (such as attrition), in our opinion, existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods than those currently applied under SFAS No. 123R and those previously applied under SFAS No. 123 in determining our pro forma amounts, the compensation expense that we record in the future under SFAS No. 123R may differ significantly from what we have reported during the three and six month periods ended June 30, 2008 and 2007, respectively.

Income Taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in the jurisdictions in which we operate, including the United States, Switzerland, Germany, Israel, the United Kingdom, France, Austria, the Netherlands, and several eastern European countries. It is our policy to file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. With the exception of a notice we have received from the Internal Revenue Service concerning an audit of the 2005 and 2006 tax returns of Averion Inc., we are currently not under examination by any federal, state or local taxing jurisdiction. The 2002 to 2007 tax years for which we have filed tax returns with federal, state and local taxing jurisdictions remain subject to examination. In the normal course of business, we conduct operations in various state and local taxing jurisdictions. We may have exposure for examination or tax assessment by a state or local taxing jurisdiction where we have not historically filed tax returns. We believe any such potential tax assessment would not have a material impact on our financial position or results of operations. Our overall effective tax rate fluctuates due to a variety of factors, including changes in the geographic mix or estimated level of annual pretax income, the ability to utilize our accumulated net operating loss carryforwards and newly enacted tax legislation in each of the jurisdictions in which we operate.

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

Results of Operations

Three months ended June 30, 2008 and 2007

 The following table presents an overview of our results of continuing operations for the three months ended June 30, 2008 and 2007.

	June 30, 2008		June 30, 2007
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$18,694	100%	$7,642	100%
Direct expenses	9,813	52%	4,611	60%
SG&A expense	6,804	36%	2,647	35%
Depreciation and amortization	1,030	6%	352	5%
Restructuring and related charges	—	—	23	1%
Net operating income	1,047	6%	9	1%
Other income (expense)	(1,405)	(8)%	(39)	(1)%
Loss before income tax expense	(358)	(2)%	(30)	(1)%
Income tax provision	219	1%	—	—
Net loss from continuing operations	$(577)	(3)%	$(30)	(1)%

Net service revenue for the three months ending June 30, 2008 increased $11.0 million to $18.7 million as compared to $7.7 million for the three months ending June 30, 2007, an increase of 145%. The increase in net service revenues was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007, which contributed $12.8 million in net service revenue during the three months ended June 30, 2008.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses increased by $5.2 million to $9.8 million for the three months ended June 30, 2008 from $4.6 million for the three months ended June 30, 2007. The increase in direct expenses was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007 which contributed $5.4 million in direct expenses during the three months ended June 30, 2008. As a percentage of net service revenues, direct expenses decreased to 52% during the three months ended June 30, 2008 from 60% during the comparative period in 2007. The improvement in direct expenses as a percentage of net service revenues was principally the result of an increase in the number of clinical studies, primarily obtained through the acquisition of Hesperion, and an associated increase in staff utilization on clinical study activities.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended June 30, 2008 were $6.8 million or 36% of net service revenue, as compared to $2.6 million or 35% of net service revenue for the three month period ended June 30, 2007. The increase in expenses of $4.2 million was the result of the increased cost structure and a one-time increase in professional service fees associated with the Hesperion acquisition during the quarter, and expenses associated with supporting a larger, international public company.  We expect to achieve cost efficiencies in the administration of our business as we fully integrate our operations.

Depreciation expense increased to $0.4 million for the three months ended June 30, 2008 as compared to $0.2 million for the three months ended June 30, 2007. The increase in depreciation expense was primarily the result of the additional depreciation associated with the fixed assets acquired in the Hesperion acquisition.  Amortization expense increased to $0.6 million for the three months ended June 30, 2008 as compared to $0.2 million for the three months ended June 30, 2007, primarily due to the values assigned to finite life intangibles acquired in connection with the Hesperion acquisition.

Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $0.6 million for the three months ended June 30, 2008, as compared to $0.1 million for the same period in 2007, due to the increase in the principal amount outstanding as a result of the notes issued in connection with the recent acquisition activity. In addition, we incurred approximately $0.9 million of non-cash expense during the three month period ended June 30, 2008 for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition.

Our net loss from continuing operations for the three months ended June 30, 2008 increased to $0.6 million or $0.00 per share, as compared to a nominal net loss from continuing operations for the three months ended June 30, 2007.

Six months ended June 30, 2008 and 2007

 The following table presents an overview of our results of continuing operations for the six months ended June 30, 2008 and 2007.

	June 30, 2008		June 30, 2007
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$34,439	100%	$14,377	100%
Direct expenses	19,458	56%	9,087	65%
SG&A expense	12,447	36%	5,466	39%
Depreciation and amortization	2,047	6%	706	4%
Restructuring and related charges	—	—	723	6%
Net operating income (loss)	487	1%	(1,605)	(14)%
Other income (expense)	(3,743)	(11)%	(94)	(1)%
Loss before income tax expense	(3,256)	(9)%	(1,699)	(14)%
Income tax provision	90	—	—	—
Net loss from continuing operations	$(3,346)	(10)%	$(1,699)	(14)%

Net service revenue for the six months ending June 30, 2008 increased $20.0 million to $34.4 million as compared to $14.4 million for the six months ending June 30, 2007, an increase of 140%. The increase in net service revenues was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007, which contributed $21.2 million in net service revenue during the six months ended June 30, 2008.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses increased by $10.3 million to $19.4 million for the six months ended June 30, 2008 from $9.1 million for the six months ended June 30, 2007. The increase in direct expenses was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007 which contributed $10.2 million in direct expenses during the six months ended June 30, 2008. As a percentage of net service revenues, direct expenses decreased to 56% during the six months ended June 30, 2008 from 65% during the comparative period in 2007. The improvement in direct expenses as a percentage of net service revenues was principally the result of an increase in the number of clinical studies, primarily obtained through the acquisition of Hesperion, and an associated increase in staff utilization on clinical study activities.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the six months ended June 30, 2008 were $12.4 million or 36% of net service revenue, as compared to $5.4 million or 39% of net service revenue for the six month period ended June 30, 2007. The increase in expenses of $7.0 million was the result of the increased cost structure associated with the Hesperion acquisition and expenses associated with supporting a larger, international public company.  The improvement in selling, general, and administrative expenses as a percentage of net service revenue during the six months ended June 30, 2008 as compared to the comparative period in 2007 was principally the result of increased net service revenue which offset the effect of a 128% increase in selling, general and administrative expenses. We expect to achieve cost efficiencies in the administration of our business as we fully integrate our operations.

During the six months ended June 30, 2007, we implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business. Under such plans, our active clinical research employee base declined by approximately 13%.  The reduction of our workforce was completed during the six months ending June 30, 2007.  We incurred $0.7 million of restructuring charges for associated pay and benefits for effected personnel in the six month period ended June 30, 2007.  We made actual payments to employees of $0.1 million during the quarter ended March 31, 2008 and as of June 30, 2008 have no remaining payment obligations.

Depreciation expense increased to $0.9 million for the six months ended June 30, 2008 as compared to $0.3 million for the six months ended June 30, 2007. The increase in depreciation expense was primarily the result of the additional depreciation associated with the fixed assets acquired in the Hesperion acquisition augmented by the depreciation of new assets acquired during our efforts to build out our infrastructure.  Amortization expense increased to $1.2 million for the six months ended June 30, 2008 as compared to $0.4 million for the six months ended June 30, 2007, primarily due to the values assigned to finite life intangibles acquired in connection with the Hesperion acquisition.

Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $1.0 million for the six months ended June 30, 2008, as compared to $0.1 million for the same period in 2007, due to the increase in the principal amount outstanding as a result of the notes issued in connection with the recent acquisition activity. In addition, we incurred approximately $2.1 million of non-cash expense for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition.  During the six months ended June 30, 2008, we experienced a foreign currency exchange loss of approximately $0.8 million. This loss was primarily due to the net effects of a weaker U.S. dollar against the Swiss franc and the Euro. We carry a Euro denominated note on our U.S. books as a result of the acquisition of Hesperion. This note is in the amount of EUR 2.5 million and is due during the latter half of 2010. In addition, we have receivable balances on the books of our Swiss subsidiary that are denominated in currencies other than the functional currency of that subsidiary, the Swiss franc. As foreign exchange rates change from period to period these receivables are revalued resulting in an offsetting gain or loss in the income statement.

Our net loss from continuing operations for the six months ended June 30, 2008 increased to $3.3 million or $0.01 per share, as compared to a net loss from continuing operations of $1.7 million, or $0.00 per share, for the six months ended June 30, 2007.

Liquidity and Capital Resources

We have financed our growth and operations from the issuance of debt and equity. The CRO industry is generally not capital intensive. Our principal source of cash for operations is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be materially and adversely affected. Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations will be sufficient to meet our operating cash needs for the next twelve months. However, if we engage in further business expansion through acquisitions and/or continue to incur a loss from operations, we may need to raise additional funds through the sale of debt or equity securities.

At June 30, 2008 we had cash and cash equivalents of $3.9 million as compared to $7.0 million at June 30, 2007, a decrease of $3.1 million. Approximately $1.8 million in cash was on deposit outside of the United States at June 30, 2008.

Our primary operating cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, and facilities-related expenses.

Net cash used by operating activities was $1.0 million for the six months ended June 30, 2008, compared with net cash used by operating activities of $0.4 million for the six months ended June 30, 2007. The amount of noncash charges included in net loss from continuing operations during the quarter ended June 30, 2008 was $5.1 million as compared to $1.0 million during the same period in 2007. Increases in our accounts receivable and unbilled accounts receivable balances of  $2.2 million combined with decreases in other accrued liabilities of $2.5 million as compared to the same period in the prior year were partially offset by an increase in accrued compensation and deferred revenue of $0.9 million and $0.3 million, respectively from the comparative period in the prior year.  The changes in our asset and liability accounts reflected on our Consolidated Statement of Cash Flows for the six months ended June 30, 2008 were primarily due to the expansion of our business and the inclusion of additional activity associated with the Hesperion acquisition which occurred during October, 2007.

Net cash used by investing activities was comprised primarily of outlays for the purchase of capital equipment. We experienced an increase period over period due to the costs of supporting a much larger global information technology infrastructure, due to the acquisition of Hesperion in October of 2007.

Net cash used by financing activities was $2.1 million for the six months ended June 30, 2008, compared with net cash used by financing activities of $0.3 million for the six months ended June 30, 2007. The increase was directly attributable to the payment of approximately $3.0 million to Cerep, which represented a deferred portion of the purchase price related to the October 2007 acquisition of Hesperion, and principal payments on a notes associated with earlier acquisitions in the amount of $0.9 million, partially offset by a $2.0 million debt financing completed in June 2008.

Off Balance Sheet Financing Arrangements

As of June 30, 2008, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on us or our business or operations. We assume no obligation to update any such forward-looking statements.

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

Averion International Corp.
(Registrant)

Dated: August 8, 2008	By:	/s/ Dr. Markus H. Weissbach
Dr. Markus H. Weissbach
Chief Executive Officer

Dated: August 8, 2008	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Chief Financial Officer