Form 10-Q
period 2008-09-30
Averion International Corp.
filed 2008-11-07
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
Yes ☐   No ☒

Common Stock, $0.001 par value per share, 950,000,000 shares authorized, 634,972,039 issued and outstanding as of November 4, 2008.

AVERION INTERNATIONAL CORP.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,371	$7,384
Accounts receivable (net of allowance for doubtful accounts of $307 and $376 for 2008 and 2007, respectively)	14,146	14,293
Unbilled accounts receivable	6,714	2,571
Prepaid and other current assets	2,272	2,413
Total Current Assets	25,503	26,661
Property and equipment, net	6,324	6,509
Goodwill	51,595	48,717
Finite life intangibles (net of accumulated amortization of $3,306 and $1,614 for 2008 and 2007, respectively)	11,777	13,469
Deposits	689	658
Other non-current assets	2,369	1,878
Total Assets	$98,257	$97,892

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,111	$2,737
Accrued payroll and employee benefits	3,815	3,405
Deferred revenue	21,362	18,532
Current portion of notes payable	31	813
Current portion of accrued lease obligations	574	610
Deferred rent	475	510
Current portion of capital lease obligations	12	25
Deferred transaction obligation	560	3,683
Other accrued liabilities	2,736	4,313
Total Current Liabilities	32,676	34,628
Capital lease obligations, less current portion	—	8
Notes payable, less current portion	28,679	24,266
Accrued lease obligations, less current portion	2,702	2,966
Deferred income taxes	3,146	1,047
Other long-term liabilities	53	29
Total Liabilities	$67,256	$62,944

Stockholders’ Equity:
Common stock, $.001 par value, 950,000,000 and 750,000,000 shares authorized, 634,972,039, and 625,632,455 shares issued and outstanding, respectively	$635	$626
Convertible warrants	164	164
Common stock to be issued	837	837
Additional paid-in capital	48,418	47,308
Other comprehensive income (loss)	6	(316)
Retained deficit	(19,059)	(13,671)
Total Stockholders’ equity	31,001	34,948
Total Liabilities and Stockholders’ Equity	$98,257	$97,892

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net service revenue	$15,900	$7,820	$50,339	$22,197
Reimbursement revenue	2,153	980	6,321	2,005
Total revenue	18,053	8,800	56,660	24,202

Operating expenses:
Direct expenses	9,868	4,214	29,326	13,301
Reimbursable out-of-pocket expenses	2,153	980	6,321	2,005
Sales, general and administrative expenses	5,878	2,800	18,325	8,266
Depreciation and amortization expense	1,011	338	3,058	1,044
Restructuring charges	—	—	—	723
Total operating expenses	18,910	8,332	57,030	25,339
Net operating income (loss)	(857)	468	(370)	(1,137)

Other income (expense):
Interest income	7	76	27	247
Interest expense	(454)	(141)	(1,529)	(435)
Foreign currency exchange gain (loss)	509	—	(244)	—
Amortization of debt discount	(1,199)	—	(3,258)	—
Other	76	95	200	124
Total other income (expense)	(1,061)	30	(4,804)	(64)

Income (loss) from continuing operations before income taxes	(1,918)	498	(5,174)	(1,201)
Income tax expense	122	—	212	—
Net income (loss) from continuing operations	$(2,040)	$498	$(5,386)	$(1,201)
Loss from discontinued operations	—	(375)	—	(1,227)
Net income (loss)	$(2,040)	$123	$(5,386)	$(2,428)

Net income (loss) per share
Net income (loss) from continuing operations	$(0.00)	$0.00	$(0.01)	$(0.00)
Loss from discontinued operations	—	$0.00	—	$(0.00)
Net income (loss)	$(0.00)	$0.00	$(0.01)	$(0.00)
Weighted average number of common shares outstanding	634,996,948	502,423,301	628,833,185	498,484,840

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net loss	$(5,386)	$(2,428)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	1,365	519
Amortization of finite life intangibles	1,693	599
Amortization of debt discount	3,258	—
Amortization of deferred financing costs	262	—
Amortization of deferred rent	(35)	(36)
Bad debt expense, net of recoveries	(232)	41
Stock based compensation	617	326
Effect of exchange rate on foreign currency denominated assets and liabilities	590	—
Changes in assets and liabilities:
Accounts receivable	666	356
Unbilled accounts receivable	(4,290)	949
Prepaid and other current assets	(529)	54
Accounts Payable	356	380
Accrued payroll and employee benefits	225	(324)
Deferred revenue	2,481	(1,201)
Deferred taxes	(136)	—
Other accrued liabilities	(1,707)	306
Net cash used by operating activities	(802)	(459)

Cash flows from investing activities
Purchase of property and equipment	(1,034)	(561)
Other	(8)	30
Net cash used by investing activities	(1,042)	(531)

Cash flows from financing activities
Payment on Cerep note	(3,038)	—
Payments on capital lease obligation	(22)	8
Proceeds from debt issuance	2,000	—
Payments on notes payable	(2,156)	(527)
Net cash used by financing activities	(3,216)	(519)
Effect of exchange rate changes on cash	47	(109)

Net decrease in cash and cash equivalents	(5,013)	(1,618)
Cash and cash equivalents, beginning of period	7,384	8,098
Cash and cash equivalents, end of period	$2,371	$6,480

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

Averion International Corp. was originally organized under the name Clinical Trials Assistance Corporation. We acquired IT&E International Corporation, a provider of staffing services to the life sciences industry, and changed the corporate name from Clinical Trials to IT&E International Group.  On July 31, 2006, we acquired Averion Inc., a CRO that provided clinical research services for Phase I through Phase IV clinical trials, with a focus in medical devices, oncology, dermatology, nephrology and other complex medical conditions.  On September 21, 2006, we changed our name to Averion International Corp.  On October 3, 2007, we sold our former staffing services operating segment to members of management of that operating segment (see note 5).  On October 31, 2007, we acquired Hesperion AG (“Hesperion”), an international CRO based in Switzerland (see note 3).

2.                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine months ended September 30, 2008 and 2007, respectively, should be read in conjunction with the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.  These financial statements are unaudited with the exception of the consolidated balance sheet as of December 31, 2007, which was derived from the audited consolidated balance sheet dated December 31, 2007, but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations.  All adjustments are of a normal and recurring nature unless otherwise noted.  These financial statements, including the notes, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the applicable rules of the SEC.  The operating results for the three and nine months ended September 30, 2008 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2008.

Certain amounts in the September 30, 2007 unaudited financial statements have been reclassified to conform to the presentation of the September 30, 2008 financial statements.

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

In general, amounts become billable to the customer pursuant to contractual terms in accordance with predetermined payment schedules. Unbilled accounts receivable represents revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed as of the balance sheet date. As of September 30, 2008 and December 31, 2007, unbilled accounts receivable included in current assets totaled $6.7 million and $2.6 million, respectively. The majority of these amounts were billed in the subsequent month.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of September 30, 2008 and December 31, 2007, deferred revenue was approximately $21.4 million and $18.5 million, respectively.

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

We act as an agent on behalf of company sponsors with regard to certain investigator payments. Accordingly, we exclude certain fees paid to investigators and the associated reimbursement from revenue and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations in accordance with the FASB Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The amount of investigator fees paid were $3.9 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively.  The amount of investigator fees paid were $9.4 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled accounts receivable. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable and unbilled accounts receivable.  As of September 30, 2008, the total of accounts receivable and unbilled accounts receivable was $21.2 million. Of this amount, approximately 38% was due from one customer. As of December 31, 2007, the total of accounts receivable and unbilled accounts receivable was $17.2 million. Of this amount, approximately 15%, 11%, and 10% was due from three customers.

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

FINITE LIFE INTANGIBLE ASSETS

The Company accounts for finite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. This standard requires that finite life intangibles be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At September 30, 2008 and December 31, 2007, respectively, the Company had no impairment in the carrying value of its finite life intangibles.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142.  As such, the standard requires that goodwill be tested for impairment at least annually. Any such impairment is required to be recorded as a charge to operations. At September 30, 2008 and December 31, 2007, respectively, the Company had no impairment in the carrying value of its goodwill.

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

NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding.  Diluted net income (loss) per share is computed by giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive.  Since the effect of the stock options and warrants which are included in the calculation of fully diluted shares outstanding is anti-dilutive, the fully diluted number of shares is not calculated and only basic earnings per share will be presented for the three and nine month periods ending September 30, 2008 and 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the EITF of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).  EITF 07-1 concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS No. 141-R”).  SFAS No. 141-R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which would be business combinations in the year ending December 31, 2009 for the Company.  The objective of SFAS No. 141-R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. We do not expect SFAS No. 141-R to have a significant impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 161 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

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

ComVest, which beneficially owned directly or through affiliates, approximately 50.73% of our outstanding common stock immediately prior to the New Debt Financing Closing Date, purchased a Note in the principal amount of One Million Dollars ($1,000,000) and was issued four million eight hundred thousand (4,800,000) Shares in connection therewith. Immediately after the New Debt Financing Closing Date, ComVest, or its affiliates, beneficially owned approximately 50.71% of our common stock. Michael Falk, chairman of our board of directors (the “Board”) and Cecilio Rodriguez, one of our directors, are affiliates of ComVest.

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

The parties also acknowledged the continuing obligations set forth in the side letter referenced above including our agreement to take, or cause to be taken, all applicable action necessary in connection with the consummation of the transactions contemplated by the New Debt Financing Transaction agreements, which include, without limitation, perfecting the Buyers’ security interests in the applicable jurisdictions and entering into deposit account control agreements with our financial institutions.

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

A consolidated summary of the operating results of discontinued operations for the three and nine month period ended September 30, 2007 is as follows:

(in thousands)	For the three months ended, September 30, 2007	For the nine months ended, September 30, 2007
Net service revenue	$1,271	$4,971
Direct expenses	988	3,598
SG&A expense	658	2,600
Loss from discontinued operations	$375	$1,227

6.                                      SUPPLEMENTAL PROFORMA INFORMATION

The results of operations for the three and nine months ended September 30, 2007 do not include the results of Hesperion Inc. as the date of acquisition was October 31, 2007.  Had we acquired Hesperion Inc. on January 1, 2007, our total revenues would have been $18.1 million and $50.1 million, respectively, for the three and nine months ended September 30, 2007, an increase of $9.3 million and $25.9 million, respectively. Our net loss for the nine months ended September 30, 2007 would have been $2.7 million, an increase in our net loss of $0.3 million. Our net income for the three months ended September 30, 2007 would have been $0.2 million, an increase in our net income of $0.1 million. Our net income (loss) per share would have remained unchanged.

7.                                      GOODWILL

Goodwill consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

Goodwill attributable to the Millennix transaction	$4,635
Goodwill attributable to the Averion transaction	17,333
Goodwill attributable to the Hesperion transaction	26,749
Balance at December 31, 2007	$48,717
Purchase accounting adjustment	829
Deferred income tax effect of Hesperion intangibles	2,049
Balance at September 30, 2008	$51,595

During the nine month period ended September 30, 2008, adjustments were made to record the deferred income tax effect related to intangible assets and adjust the fair value of other assets and liabilities associated with the Hesperion acquisition. In accordance with SFAS No. 141, no amortization is recorded on goodwill.

8.                                      NOTES PAYABLE AND FINANCING ARRANGEMENTS

In November 2005, as a part of the Millennix acquisition, we assumed notes payable to Millennix employees in the aggregate principal amount of $0.8 million and issued an additional note for $0.3 million in September of 2006 when we amended that asset purchase agreement.  At September 30, 2008 approximately $0.1 million in principal payments on these notes remained outstanding, all of which are scheduled to be repaid by October 31, 2008.

In July 2006, we purchased all of the outstanding capital stock of Averion Inc. In connection with that purchase we issued two year promissory notes in the aggregate principal amount of $0.7 million and five year promissory notes in the aggregate principal amount of $5.7 million, each bearing interest at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.25% as of January 1, 2007 and January 1, 2008, respectively).  At September 30, 2008 $5.7 million in principal payments remained on these notes, all of which are scheduled to be repaid by July 31, 2011.

We issued stock and Senior Secured Notes in connection with the Hesperion financing transaction during October and November of 2007 (see Note 3).  The Senior Secured Notes have a principal amount at maturity of $26.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first year, 10% for the second year and 15% for the third year. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from September 30, 2008 to October 31, 2010 of $7.8 million.

We issued Cerep a promissory note (the “Cerep Note”) in connection with the Hesperion acquisition in the principal amount of 2.5 million Euros with interest accruing at a rate of 6% per annum due and payable quarterly in arrears.  The entire unpaid principal balance, plus all accrued and unpaid interest, is due and payable by October 31, 2010.  The principal amount of the Cerep Note has been discounted to fair value for balance sheet presentation.  The accretion of the original issue discount will cause an increase in indebtedness from September 30, 2008 to October 31, 2010 of $0.3 million.

We issued stock and New Senior Secured Notes in connection with a financing transaction during June of 2008 (see Note 4).  The New Senior Secured Notes have a principal amount at maturity of $2.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first four months, 10% for the next twelve months and 15% for the final twelve months. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from September 30, 2008 to October 31, 2010 of $0.5 million.

Aggregate maturities of notes payable as of September 30, 2008 are as follows (in thousands):

2008	$31
2009	—
2010	31,612
2011	5,700
Total	$37,343
Less: unamortized original issue discount	(8,633)
Total notes payable	28,710

9.                                      CONCENTRATION OF REVENUE AND ASSETS

Total revenues are attributed to geographic areas based on location of the customer. Assets are assigned based on physical location.

Geographic information is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenues:
United States	$7,638	$8,278	$25,354	$23,141
Europe	10,415	522	31,306	1,061
Total revenue	$18,053	$8,800	$56,660	$24,202

	September 30,	December 31,
	2008	2007
Long-lived assets, net of accumulated depreciation:
United States	$1,467	$1,397
Europe	4,857	5,112
Total long-lived assets, net	$6,324	$6,509

10.                               COMMITMENTS AND CONTINGENCIES

We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

11.                               INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.  There have been no changes to the unrecognized tax benefit balance during the nine months ended September 30, 2008 and no significant changes in the unrecognized tax benefit balance are expected in the next twelve months.

In the three months ended September 30, 2008, the Company recorded a $0.1 million tax provision inclusive of discrete items and based on a projected effective 2008 income tax benefit rate of 27.1%.  Our tax provision for the nine month period ended September 30, 2008 was $0.2 million.  The Company provides for income taxes during interim periods based on our estimate of the effective tax rate for the year.  Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur.

12.                               COMPREHENSIVE LOSS

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(2,040)	$123	$(5,386)	$(2,428)
Change in accumulated translation adjustments	239	(74)	322	(89)
Total comprehensive income (loss)	$(1,801)	$49	$(5,064)	$(2,517)

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

The effect on the Company’s consolidated statement of operations of the Benefit Plan is summarized in the following table (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Service cost	$176	$494
Interest cost on projected benefit obligation	38	164
Expected return on plan assets	(35)	(155)
Settlement Cost	289	289
Net periodic pension expense	$468	$792

During the nine months ended September 30, 2008, the Company contributed $0.7 million to the Benefit Plan. The Company has made its entire contribution to the Benefit Plan for the year ending December 31, 2008.

14.                               RESTRUCTURING CHARGES

During the three months ending March 31, 2007, we implemented plans to reduce our workforce in order to improve profitability and operating efficiencies across our business. As a result of these plans, we incurred restructuring charges in the quarter ended March 31, 2007 related to one-time employee related costs of $0.7 million.  We made actual payments to employees of $0.1 million during the quarter ended March 31, 2008, and as of September 30, 2008 have no remaining payment obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information discussed below is derived from the unaudited consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2008, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology and medical device companies as major clients, and we believe this dependence will continue. Our client list includes several large pharmaceutical and biotechnology companies. With the strategic acquisition of Hesperion Ltd., we have expanded our customer base, and our ability to conduct clinical trials on a global basis. For the nine month period ended September 30, 2008, approximately 22% of our total net service revenue was from one (1) client. For the nine month period ended September 30, 2007, 32% of our total net service revenues were from two (2) clients, representing 19% and 13% of total net service revenues, respectively. Although the expansion of our client base through the acquisitions of Averion Inc. and Hesperion Ltd. has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on our financial position and consolidated statements of operations.

Our revenue growth has and will continue to be highly dependent on our ability to attract, develop, motivate and retain skilled professionals. We closely monitor our overall attrition rates and patterns to ensure our personnel management strategy aligns with our growth objectives. There is intense competition for professionals with the skills necessary to provide the type of services we offer. If our attrition rate increases and was to be sustained at higher levels, our growth may slow and our cost of attracting and retaining clinical professionals could increase.

Backlog

Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent.  Many of our studies and projects are performed over an extended period of time, which may be several years.  Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statement of operations.  Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or percentage completion basis.  The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog.  Our backlog for clinical research services was approximately $68.0 million at September 30, 2008, representing a decrease of approximately $6.7 million from backlog of $74.7 million at December 31, 2007.

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

Goodwill

We account for goodwill as an indefinite life intangible asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)  As such, SFAS No. 142 requires that goodwill be tested for impairment at least annually and requires that any such impairment be recorded as a charge to operations. At September 30, 2008 and December 31, 2007, we had no impairment in the carrying value of our goodwill.

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

We believe there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS No. 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics different from those of freely traded options and because changes in the subjective input assumptions can materially affect our estimates of fair values (such as attrition), in our opinion, existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods than those currently applied under SFAS No. 123R and those previously applied under SFAS No. 123 in determining our pro forma amounts, the compensation expense that we record in the future under SFAS No. 123R may differ significantly from what we have reported during the three and nine month periods ended September 30, 2008 and 2007, respectively.

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

Results of Operations

Three months ended September 30, 2008 and 2007

 The following table presents an overview of our results of continuing operations for the three months ended September 30, 2008 and 2007.

	September 30, 2008		September 30, 2007
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$15,900	100%	$7,820	100%
Direct expenses	9,868	62%	4,214	54%
SG&A expense	5,878	37%	2,800	36%
Depreciation and amortization	1,011	6%	338	4%
Restructuring and related charges	—	—	—	—
Net operating income(loss)	(857)	(5)%	468	6%
Other income (expense)	(1,061)	(6)%	30	(0)%
Loss before income tax expense	(1,918)	(12)%	498	6%
Income tax provision	122	1%	—	—
Net loss from continuing operations	$(2,040)	(13)%	$498	6%

Net service revenue for the three months ending September 30, 2008 increased $8.1 million to $15.9 million as compared to $7.8 million for the three months ending September 30, 2007, an increase of 103%. The increase in net service revenues was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007, which contributed $8.7 million in net service revenue during the three months ended September 30, 2008.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses increased by $5.7 million to $9.9 million for the three months ended September 30, 2008 from $4.2 million for the three months ended September 30, 2007. The increase in direct expenses was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007 which contributed $5.4 million in direct expenses during the three months ended September 30, 2008. As a percentage of net service revenues, direct expenses increased to 62% during the three months ended September 30, 2008 from 54% during the comparative period in 2007. The degradation in direct expenses as a percentage of net service revenues was principally the result of an unfavorable margin mix in services delivered during the period and lower staff utilization on clinical study activities.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended September 30, 2008 were $5.9 million or 37% of net service revenue, as compared to $2.8 million or 36% of net service revenue for the three month period ended September 30, 2007. The increase in expenses of $3.1 million was the result of the increased cost structure associated with the Hesperion acquisition during the quarter, and expenses associated with supporting a larger, international public company.

Depreciation expense increased to $0.4 million for the three months ended September 30, 2008 as compared to $0.1 million for the three months ended September 30, 2007. The increase in depreciation expense was primarily the result of the additional depreciation associated with the fixed assets acquired in the Hesperion acquisition.  Amortization expense increased to $0.6 million for the three months ended September 30, 2008 as compared to $0.2 million for the three months ended September 30, 2007, primarily due to the values assigned to finite life intangibles acquired in connection with the Hesperion acquisition.

Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $0.5 million for the three months ended September 30, 2008, as compared to $0.1 million for the same period in 2007, due to the increase in the principal amount outstanding as a result of the notes issued in connection with the recent acquisition activity. In addition, we incurred approximately $1.1 million of non-cash expense during the three month period ended September 30, 2008 for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition. We had foreign currency translations gains during the period of approximately $0.5 million.

Our net loss from continuing operations for the three months ended September 30, 2008 increased to $2.0 million or $0.00 per share, as compared to  net income from continuing operations for the three months ended September 30, 2007 of $0.5 million.

Nine months ended September 30, 2008 and 2007

 The following table presents an overview of our results of continuing operations for the nine months ended September 30, 2008 and 2007.

	September 30, 2008		September 30, 2007
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$50,339	100%	$22,197	100%
Direct expenses	29,326	58%	13,301	60%
SG&A expense	18,325	36%	8,266	37%
Depreciation and amortization	3,058	6%	1,044	5%
Restructuring and related charges	—	—	723	3%
Net operating income (loss)	(370)	(1)%	(1,137)	(5)%
Other income (expense)	(4,804)	(10)%	(64)	(0)%
Loss before income tax expense	(5,174)	(10)%	(1,201)	(5)%
Income tax provision	212	(1)%	—	—
Net loss from continuing operations	$(5,368)	(11)%	$(1,201)	(5)%

Net service revenue for the nine months ending September 30, 2008 increased $28.1 million to $50.3 million as compared to $22.2 million for the nine months ending September 30, 2007, an increase of 127%. The increase in net service revenues was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007, which contributed $26.7 million in net service revenue during the nine months ended September 30, 2008.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses increased by $16.0 million to $29.3 million for the nine months ended September 30, 2008 from $13.3 million for the nine months ended September 30, 2007. The increase in direct expenses was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007 which contributed $15.8 million in direct expenses during the nine months ended September 30, 2008. As a percentage of net service revenues, direct expenses decreased to 58% during the nine months ended September 30, 2008 from 60% during the comparative period in 2007. The improvement in direct expenses as a percentage of net service revenues was principally the result of an increase in the number of clinical studies, primarily obtained through the acquisition of Hesperion, and an associated increase in staff utilization on clinical study activities.

Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $18.3 million or 36% of net service revenue, as compared to $8.3 million or 37% of net service revenue for the nine month period ended September 30, 2007. The increase in expenses of $10.0 million was the result of the increased cost structure associated with the Hesperion acquisition and expenses associated with supporting a larger, international public company.

During the nine months ended September 30, 2007, we implemented plans to reduce our workforce in order to improve operating efficiencies and reduce costs across our business. Under such plans, our active clinical research employee base declined by approximately 13%.  The reduction of our workforce was completed during the nine months ending September 30, 2007.  We incurred $0.7 million of restructuring charges for associated pay and benefits for effected personnel in the nine month period ended September 30, 2007.  We made actual payments to employees of $0.1 million during the quarter ended March 31, 2008 and as of September 30, 2008 have no remaining payment obligations.

Depreciation expense increased to $1.3 million for the nine months ended September 30, 2008 as compared to $0.4 million for the nine months ended September 30, 2007. The increase in depreciation expense was primarily the result of the additional depreciation associated with the fixed assets acquired in the Hesperion acquisition augmented by the depreciation of new assets acquired during our efforts to build out our infrastructure.  Amortization expense increased to $1.8 million for the nine months ended September 30, 2008 as compared to $0.6 million for the nine months ended September 30, 2007, primarily due to the values assigned to finite life intangibles acquired in connection with the Hesperion acquisition.

Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $1.3 million for the nine months ended September 30, 2008, as compared to $0.4 million for the same period in 2007, due to the increase in the principal amount outstanding as a result of the notes issued in connection with acquisition activity. In addition, we incurred approximately $3.2 million of non-cash expense for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition.  During the nine months ended September 30, 2008, we experienced a foreign currency exchange loss of approximately $0.2 million. This loss was primarily due to the net effects of a weaker U.S. dollar against the Swiss franc and the Euro. We carry a Euro denominated note on our U.S. books as a result of the acquisition of Hesperion. This note is in the amount of EUR 2.5 million and is due during the latter half of 2010. In addition, we have receivable balances on the books of our Swiss subsidiary that are denominated in currencies other than the functional currency of that subsidiary, the Swiss franc. As foreign exchange rates change from period to period these receivables are revalued resulting in an offsetting gain or loss in the income statement.

Our net loss from continuing operations for the nine months ended September 30, 2008 increased to $5.4 million or $0.01 per share, as compared to a net loss from continuing operations of $1.2 million, or $0.00 per share, for the nine months ended September 30, 2007. The increase in net loss is directly attributable to increases in non-cash charges and interest expense associated with the Hesperion acquisition.

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

At September 30, 2008 we had cash and cash equivalents of $2.4 million as compared to $6.5 million at September 30, 2007, a decrease of $4.1 million. Approximately $1.9 million in cash was on deposit outside of the United States at September 30, 2008.

Our primary operating cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, and facilities-related expenses.

Net cash used by operating activities was $0.8 million for the nine months ended September 30, 2008, compared with net cash used by operating activities of $0.5 million for the nine months ended September 30, 2007. The amount of noncash charges included in net loss from continuing operations during the quarter ended September 30, 2008 was $7.7 million as compared to $1.4 million during the same period in 2007. Increases in our accounts receivable and unbilled accounts receivable balances of $5.2 million, and prepaid expenses of $0.6 million combined with decreases in other accrued liabilities of $2.0 million as compared to the same period in the prior year were partially offset by an increase in accrued compensation of $0.5 million and deferred revenue and customer deposits of $3.7 million from the comparative period in the prior year.  The changes in our asset and liability accounts reflected on our Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 were primarily due to the expansion of our business and the inclusion of additional activity associated with the Hesperion acquisition which occurred during October, 2007.

Net cash used by investing activities was comprised primarily of outlays for the purchase of capital equipment. We experienced an increase period over period due to the costs of supporting a much larger global information technology infrastructure, due to the acquisition of Hesperion in October of 2007.

Net cash used by financing activities was $3.2 million for the nine months ended September 30, 2008, compared with net cash used by financing activities of $0.5 million for the nine months ended September 30, 2007. The increase was directly attributable to the payment of approximately $3.0 million to Cerep, which represented a deferred portion of the purchase price related to the October 2007 acquisition of Hesperion, and principal payments on a notes associated with earlier acquisitions in the amount of $2.2 million, partially offset by a $2.0 million debt financing completed in June of 2008. Repayment of notes during the same period in the prior year totaled approximately $0.5 million.

Off Balance Sheet Financing Arrangements

As of September 30, 2008, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders of the Company on September 4, 2008 (the “Annual Meeting”).  The results of the vote on all items voted upon at the Annual Meeting were previously reported in our Current Report on Form 8-K filed on September 9, 2008 which is incorporated herein by reference.

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

Averion International Corp.
(Registrant)

Dated: November 6, 2008	By:	/s/ Dr. Markus H. Weissbach
Dr. Markus H. Weissbach
Chief Executive Officer

Dated: November 6, 2008	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Chief Financial Officer