Form 10-K
period 2008-12-31
Averion International Corp.
filed 2009-03-30
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50095

AVERION INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-4354185 (I.R.S. Employer Identification No.)
225 Turnpike Road Southborough, Massachusetts (Address of Principal Executive Offices)	01772 (Zip Code)

Registrant's telephone number, including area code (508) 597-6000

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board ("OTCBB") administered by the National Association of Securities Dealers ("NASD") on June 30, 2008 was $10,539,066

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 639,257,754 shares of common stock, $0.001 par value, issued and outstanding as of March 19, 2009.

FORM 10-K

INDEX

        In this report, the terms "Averion," "Company," "we," "us," and "our" refer to Averion International Corp. and our consolidated subsidiaries, except where it is made clear otherwise.

 FORWARD LOOKING STATEMENTS

        This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "estimate," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

        We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks and uncertainties. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our future operating results and financial position, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such risks and uncertainties include, without limitation:

  •
  our ability to successfully integrate acquired companies;

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

  •
  the potential of awarded contracts to be terminated early due to lack of safety, efficacy, or lack of sponsor funding;

  •
  the potential of awarded studies to be delayed due to product development or the FDA;

  •
  our expectations and estimates concerning future financial performance and financing plans;

  •
  our ability to repay and service our outstanding debt;

  •
  our ability to raise capital to finance our operations;

  •
  our ability to successfully negotiate change orders; and

  •
  the impact of current, pending or future legislation and regulation on the pharmaceutical industry and other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC")

        You should read this report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

PART I

ITEM 1.    BUSINESS

Overview

  General

        We are an international clinical research organization ("CRO") focused on providing our clients with global clinical research services and solutions throughout the drug development lifecycle. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

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

        The Company's corporate headquarters is located in Southborough, MA. We also have additional U.S. offices in New York, Maryland, and California. Outside of the United States, we have offices in Switzerland, France, the Netherlands, the United Kingdom, Poland, Russia, Israel, Germany, Austria, Hungary, the Czech Republic and Ukraine. We have additional operations in Slovakia.

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

        The CRO industry will continue to be impacted by life sciences company outsourcing trends including, without limitation, a shift in outsourcing higher percentages of work by drug developers; a shift in the geographic allocation of outsourced work away from North America and into Europe, Asia and the rest of the world; and a growing amount of outsourced Phase IIb through Phase IV work. A CRO's capability, relationships, experience and pricing are expected to be the most important drivers of new business awards.

  Strategy

  Acquisitions

        We have pursued a strategy of seeking other complimentary businesses to acquire so that we can expand our geographic presence and CRO capabilities. We believe the expansion of our business through the acquisition of established CROs enables us to provide a multitude of services sooner and more effectively than if we were to build such services organically.

        Averion International Corp. was originally organized under the name Clinical Trials Assistance Corporation ("Clinical Trials") by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 22, 2002. On June 14, 2004, Clinical Trials acquired IT&E International

Corporation, which was engaged in the life sciences staffing services business, and amended its Articles of Incorporation to change the corporate name from Clinical Trials to IT&E International Group.

        In November 2005, we acquired substantially all the assets of Millennix, Inc. ("Millennix"), a CRO based in the State of New York that provided comprehensive clinical research services for Phase I through Phase IV clinical trials in oncology. On March 2, 2006, with the written consent of holders of the majority of our shares of common stock, we reincorporated into Delaware and filed a Certificate of Incorporation to change our corporate name to IT&E International Group, Inc.

        On July 31, 2006, we expanded our CRO operation through the acquisition of Averion Inc. (formerly, Boston Biostatistics, Inc), a CRO located in the Commonwealth of Massachusetts, which provided comprehensive clinical research services for Phase I through Phase IV clinical trials, with a focus on oncology, dermatology, nephrology, critical care and medical devices. The acquisition of Averion Inc. enabled us to diversify our portfolio of clinical trial support services and expertise and deepen our relationship with existing clients. On September 21, 2006, we filed an amendment to our Certificate of Incorporation to change our corporate name to Averion International Corp. Our common stock symbol was changed from "ITER.OB" to "AVRO.OB" in conjunction with the name change.

        On October 3, 2007, we sold our former staffing services operating segment to members of management of that operating segment (see Note 5 to our Consolidated Financial Statements). The divestiture of our staffing services business segment enables us to focus on our core CRO business.

        On October 31, 2007, we acquired Hesperion AG ("Hesperion"), an international CRO based in Switzerland (see Note 3 to our Consolidated Financial Statements). The acquisition of Hesperion significantly strengthened our presence in Europe and significantly improved our capabilities to compete for and to manage complex larger global clinical trials for our clients.

  Global Reach

        We intend to continue to pursue our growth strategy to further improve our market position within the CRO industry. We expect future growth will focus on expanding, both organically and through acquisition, our global reach, particularly in Europe, Asia and Latin America. We currently have offices in 13 countries and operations through regionally-based employees in 1 additional country.

  Therapeutic Focus

        We will continue to leverage our experience and expertise in our key therapeutics areas, namely Oncology, Cardiovascular, and Medical Devices. We believe clients will increasingly seek depth of expertise in their product's specific therapeutic area when awarding business to a CRO.

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

        The information and data derived from these trials is critical for obtaining marketing approval from the Food and Drug Administration ("FDA"), the European Agency for the Evaluation of Medicinal Products ("EMEA"), and other comparable regulatory agencies.

        Our employees have supported numerous regulatory submissions, applications, and registrations in both the United States and Europe. A more detailed description of our clinical research services follows.

  Biostatistics

        Our biostatisticians focus on the delivery of study design consulting and statistical analyses for clients engaged in complex clinical studies for regulatory approval or health care management. Our biostatisticians develop and execute the data analysis plan, producing report ready analysis tables, data listings and figures for interpretation and inclusion in a Sponsor's study report or regulatory submission for product approval. We are instrumental in defending analyses to the FDA in support of product approval.

  Clinical Project Management

        Our Clinical Project Managers (CPM) ultimately oversee the implementation and execution of a sponsor's clinical trials. The CPM is the core member of the project team acting as the main contact for the sponsor, internal team members and vendors. The CPM is responsible for study oversight, day-to-day project flow, assessment and allocation of resources and timelines, budget management and study communication. They ensure that the project team understands the study-specific needs of a project and that study-specific training is provided for team members. The CPM manages risks, challenges and changes that occur throughout the life of a clinical trial and ensures the client is apprised of all trial dynamics.

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

  Data Management

        Our data management group provides Case Report Form ("CRF") development, creation of data collection guidelines, database specifications, and logic checks design at the start of the study. Data managers perform patient/CRF tracking, entry, and verification, as well as medical coding throughout the duration of the study. As a study progresses, data managers have continued involvement in the evaluation, analysis, and report review to provide insight and enhance deliverable quality. We utilize paper-based, fax-based, and EDC-based systems, or a combination of these, to accommodate sponsor or project-specific requirements.

  Data Monitoring and Clinical Endpoint Committees

        We facilitate Data Monitoring Committee ("DMC") and Clinical Endpoint Committee ("CEC") member recruitment, DMC Charter development, DMC/CEC meetings and logistics coordination, and communication with the members. We also ensure the independence of the DMC/CEC. The goal of a DMC and/or CEC is to ensure the safety of each study subject. While not all studies require a DMC, those that carry a high risk of adverse health outcomes frequently utilize DMCs for recommendations of study continuation, modification or termination at different pre-determined intervals.

  Medical Monitoring

        Our medical monitors work closely with the sponsor and each internal project group throughout the course of a study and/or a product's clinical development. Our medical monitors assist sponsors with product development strategies, strategy and representation with regulatory agencies, study and protocol design, data coding review, clinical and regulatory evaluation of serious adverse events (SAEs), ongoing pharmacovigilance analyses, review of safety and efficacy data points, review of statistical analysis plans and literature evaluation.

  Medical Writing

        Our medical writers apply accepted guidelines to write protocols, investigator brochures, clinical study reports, non-clinical study summaries, briefing documents, informed consent documents, annual reports, integrated summaries of safety and efficacy, abstracts, presentations, white papers, and journal articles regarding the drugs, biologics, and medical devices that our clients research and develop.

  Pharmacovigilance

        We offer comprehensive global pharmacovigilance solutions for clinical safety, post-market surveillance and risk management or risk minimization plans. We develop pharmacovigilance management plans that describe in detail the safety processes unique to each client's program. We also provide full database and hosting services that encompass the collection and management of safety data, from our safety surveillance system.

  Quality Assurance and Auditing

        We provide quality assurance services to support sponsors throughout the clinical research and development process. There are many types of audits that can occur prior to and during a clinical study that can contribute to the regulatory submission of a program. Averion's global clinical quality assurance team combines expertise with knowledge to ensure that the appropriate quality systems are in place for each client's clinical study.

  Site Selection/Patient Recruitment Services

        Selecting investigative sites and recruiting patients is a critical factor in meeting a clinical trial's timeline. We work closely with sponsors to understand their preferences for site selection and make recommendations based on our experience working with clinical sites. We maintain an investigator database to support these services. We also assist in the development of patient recruitment plans to support clinical sites in patient recruitment efforts.

  Program Planning/Clinical Trial Design

        Averion assists sponsors in examining product development strategies including screening new product concepts, evaluating pre-clinical and clinical data, determining product needs, identifying regulatory hurdles, and researching current market competition. Clinical trial design begins with research on the clinical setting of the product including therapeutic principles, timelines, resources and regulatory guidance documents such as product history, background literature, competing product labeling and summary bases for approval. We use our expertise and research to develop defined clinical trial project plans for monitoring, safety reporting, data management, analyses, and quality assurance.

  Regulatory Planning and Consulting

        We guide our clients through the entire regulatory process, from regulatory strategy consulting to the preparation of clinical trial authorizations, to the development of regulatory submissions/marketing authorizations and to client representation at regulatory authorities.

  Strategic Research Planning

        We help our clients develop the strategic plans that transition new developments in the laboratory into clinical trials with minimal time delays. By using in-house staff experience and having access to specialized services and therapeutic area thought leaders, we strategize, plan and execute first-in-man trials in order to gain a competitive edge for our sponsors and facilitate swift "go/no go" decisions.

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

  Safety Surveillance Systems

        We use ARISg™, a software product purchased from Aris Global, for comprehensive adverse event tracking and reporting. It allows users to record details related to adverse events caused by drugs, biologics, medical devices or vaccines and tracks all aspects of adverse events by cycling cases through a workflow using an approval concept. The system can be easily configured around a clinical trial's specific logistics by establishing rules that conform to a sponsor's business needs. It assures secure and restricted access to the safety data by the sponsor or project team with a comprehensive audit trail facility and generates regulatory, safety and management reports for analysis. The system allows for the collection, tracking, analysis and reporting of adverse event data generated by our pharmacovigilance personnel.

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

  Backlog

        Our backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client through a written contract or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statements of operations. Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or pursuant to the proportional performance method. The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog. Our backlog was approximately $55.7 million at December 31, 2008.

        We believe that our backlog as of any date may not necessarily be a meaningful predictor of future results because backlog can be affected by a number of factors including the size and duration of contracts, many of which are performed over several years. Additionally, contracts may be delayed, modified, reduced in scope or cancelled during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net service revenue.

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

  Dependence on One or a Few Major Customers

        Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology, and medical device companies as major clients. A relatively small number of clients represent, and we expect will continue to represent, a significant percentage of our net service revenue. For the period ended December 31, 2008, approximately 23% of our total net service revenue was from one client. Similarly, a relatively small number of clients represent, and we expect will continue to represent, a significant percentage of our backlog. For the period ended December 31, 2008, approximately 34% of our total backlog was from two clients; representing approximately 17% of backlog each. The contracts with our clients generally can be terminated on short notice. The loss of business from any significant client or our failure to continue to obtain new business would have a material and adverse effect on our business, revenues and financial position.

  Government Regulation

        The clinical investigation of new drugs, biologics, and medical devices is highly regulated by government agencies. Consequently, the services we provide for our clients must comply with relevant laws and regulations, and we believe we are, and have been, compliant with such laws and regulations.

        Clinical research services provided by Averion in the United States are subject to ongoing FDA regulation. Prior to commencing human clinical trials in the United States, a company developing a new drug must file an Investigational New Drug application ("IND") with the FDA. For medical devices, an Investigational Device Exemption ("IDE") needs to be filed. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a detailed plan, or study protocol, for the proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. A similar process applies for the IDE. The study protocol will also be reviewed and approved by the institutional review board ("IRB") in each institution in which a study is conducted, and the IRB may impose additional requirements on the way in which the study is conducted in its institution.

        Human trials for drugs and biologics usually start on a small scale to assess safety and then expand to larger trials to test efficacy along with safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. Human trials for devices have a feasibility phase before launching into the product study phase. After the successful completion of three clinical phases for drugs and biologics, a company requests approval for marketing its product by submitting a new drug application, or NDA. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA's review can last from six months to many years, with the average review lasting 18 months. Once the NDA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA. For the two clinical phases for devices, a PMA is filed after successful completion of the corresponding feasibility and product studies. For drugs, biologics and devices, the Centers for Medicare & Medicaid Services ("CMS") must approve the product for the client to get reimbursed from third party payers. There is no guarantee that an FDA approved product will be approved for reimbursement by CMS or other reimbursement agencies.

        We must conform to the Good Clinical Practice ("GCP") and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use ("ICH") regulatory requirements that are designed to ensure the quality and integrity of the clinical studies used to support the submission. To help ensure compliance with these regulations, we have an established quality assurance function to monitor ongoing compliance by auditing test data and conducting regular inspections of testing procedures and facilities. The FDA and many other regulatory agencies require that study results submitted to such agencies be based on studies conducted in accordance with GCP.

        Effective as of May 1, 2004, the European Union ("EU") established the Clinical Trials Directive (the "Directive") in an attempt to harmonize the regulatory requirements for the conduct of clinical trials throughout the member states of the EU. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 27 member states of the EU. Clinical trials in the EU are expected to be carried out in compliance with GCP requirements. The international regulatory approval process involves risks and potential delays similar to those associated with the United States FDA approval process.

  Employees

        At December 31, 2008, we had a total of 440 employees. Approximately, 43% of our employees are located in the United States and 57% are located throughout the rest of the world, primarily in Europe. Additionally, we utilize the services of outside consultants who work as independent contractors to supplement our employee base on an as needed basis. At December 31, 2008, we utilized the services of 37 outside consultants. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A.    RISK FACTORS

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

        In addition, the following risk factors may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to the risk factors described below.

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

        Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific and technical personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. Competition for this personnel is significant, and we may not be able to attract or retain key employees when necessary, which could limit our ability to service our clients, our operations and growth.

We may bear financial losses because our contracts may be delayed or terminated or reduced in scope for reasons beyond our control.

        Our contracts generally may be terminated or reduced in scope either immediately or upon short notice. Clients may terminate or delay their contracts for a variety of reasons, including, but not limited to, the failure of products to satisfy safety requirements, unexpected or undesired clinical results relating to safety, merger or potential merger-related activities, client budget constraints, the client's decision to terminate the development of a particular product or to end a particular study, insufficient patient enrollment in a study, insufficient investigator recruitment, manufacturing problems resulting in shortages of the product, or our failure to perform our obligations under the contract. This risk of loss or delay of contracts potentially has greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies. Also, over the past several years we have observed that clients may be more willing to delay, cancel or reduce contracts more rapidly than in the past due to the difficult economic condition.

        If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results and financial position could be materially and adversely affected.

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

        Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expense related to intangible assets, a decrease in profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business operating results and financial position could be harmed.

We are significantly influenced by our directors and executive officers.

        Our directors and officers beneficially own a majority of our outstanding common stock. Mr. Falk, one of our directors, is the Managing Partner of ComVest Investment Partners II, LLC ("ComVest"), and as such may be deemed to have indirect beneficial ownership of all shares owned by ComVest. Mr. Falk disclaims any beneficial ownership of such shares owned by ComVest. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or acquisitions and other business transactions.

The failure to successfully integrate any business acquired in a future acquisition, could harm our business and operating results.

        If we acquire businesses in the future and are unable to integrate successfully such businesses, it could harm our business, operating results and financial position. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. We may be unable to identify appropriate acquisition candidates. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time. In addition, we may be required to amortize significant amounts of finite life intangible assets in connection with future acquisitions which would negatively impact our operating results.

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

  •
  our clients reduce their research and development expenditures with us by taking those expenditures internally or placing them with another CRO;

  •
  consolidation in the pharmaceutical, biotechnology or medical device industries leads to a smaller client base for us;

  •
  one or more significant studies are terminated as a result of the failure of the product to satisfy safety requirements, unexpected or undesired clinical results, or other reasons; or

  •
  our clients' businesses experience financial problems or are affected by a general economic downturn.

        We expect that a relatively small number of clients will continue to represent a significant percentage of our net service revenue. The contracts with our clients generally can be terminated on short notice. The loss of business from any significant client or our failure to continue to obtain new business would have a material and adverse effect on our business, revenues and financial position.

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

        The biotechnology, pharmaceutical and medical device industries generally, and clinical research specifically, are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, products or services that are more effective or commercially attractive than our current or future technologies, products or services, or render our technologies, products or services less competitive or obsolete. If competitors introduce superior technologies, products or services and we cannot make enhancements to our technologies, products and services necessary to remain competitive; our competitive position will be harmed. If we are unable to compete successfully, we may lose clients or be unable to attract new clients, which could lead to a decrease in revenue, operating results and financial position.

Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock.

        Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. We incurred net operating losses of $31,760,000 and $2,196,000 for the years ended December 31, 2008 and 2007, respectively. Factors that can cause these variations in our operating results include:

  •
  the level of new business authorizations in a particular quarter or year;

  •
  the timing of the initiation, progress, or cancellation of significant projects;

  •
  the mix of services offered in a particular quarter or year;

  •
  the timing of the opening of new offices;

  •
  the costs and the related financial impact of acquisitions; including the amortization acquired intangible assets;

  •
  the timing of internal expansion;

  •
  the timing and amount of costs associated with integrating acquisitions;

  •
  the amount of effort necessary to integrate operations;

  •
  the ability to successfully negotiate change orders;

  •
  the timing and amount of startup costs incurred in hiring and training staff on new projects or in connection with the introduction of new products, services or subsidiaries;

  •
  the incurrence of debt and certain costs associated with such debt including interest expense; and

  •
  the recording of certain impairment changes relating to intangible assets.

        Many of these factors, such as the initiation of new projects between quarters or years, are beyond our control.

        A significant portion of our operating costs relate to personnel. As a result, the effect on our revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause our operating results to vary substantially between reporting periods. If our operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of our common stock may decrease significantly.

Our backlog may not be indicative of future results.

        At December 31, 2008, our backlog was approximately $55.7 million. Backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client through a written contract or letter of intent. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project.

        Also, if clients delay projects, the projects will remain in backlog, but will not generate net service revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to net service revenues may not be indicative of future results.

Restrictive debt covenants in our senior secured notes issued in October and November 2007 and June 2008 limit our operating flexibility, and all amounts outstanding under our senior secured notes may become immediately payable if we default under the senior secured notes or related documents.

        To finance the acquisition of Hesperion, we entered into a Securities Purchase Agreement (the "Debt SPA") pursuant to which we issued senior secured notes (the "Senior Secured Notes") in the aggregate principal amount of Twenty Eight Million Dollars ($28,000,000) (collectively, the "Senior Debt"). The Senior Debt becomes due and payable on October 31, 2010. In addition we were in default under certain convenants in our Senior secured Notes, but these defaults have been waived by the holders of our Senior secured Notes for a period of one year ending on March 13, 2010. (See note 20 to our consolidated financial statements.) Our Senior Debt limits our ability to finance operations, service debt or engage in other business activities that may be in our interest. Specifically, the Senior Debt restricts or limits our ability to, among other things:

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

        A significant portion of our debt is held by our largest shareholders. The Company has no bank debt.

Increased leverage may harm our results of operations and financial condition.

        In addition to the outstanding Senior Secured Notes, as of December 31, 2008, we had additional notes outstanding in the aggregate principal amount of $9.2 million. As a result, our total consolidated debt as of December 31, 2008 was approximately $37.2 million. Our consolidated debt above includes Senior Secured Notes at their stated amount of $28 million and has not been reduced for the unamortized discount of $7.6 million at December 31, 2008.

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

        We offer many of our services on a worldwide basis and we are therefore subject to risks associated with doing business internationally. We expect that net service revenues from international operations will increase in the future and represent a greater percentage of total net service revenues. As a result, our future results could be negatively affected by a variety of factors, including changes in a specific country's political or economic conditions, potential negative consequences from changes in tax laws, difficulty in staffing and managing widespread operations, and unfavorable labor regulations applicable to our international operations.

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

        The market for clinical research outsourcing is highly competitive. Our future success will depend on our ability to adapt to changing technologies, evolving industry standards, product offerings, evolving demands of the marketplace and to expand our client base through long-term contracts. Some of our competitors have longer operating histories and larger client bases, which means they have more experience in completing clinical trials in order to obtain regulatory approvals. We compete against Quintiles, Covance, Pharmanet Development Group, ICON, Kendle, and Parexel, among others. Our competitors have greater financial, operational and marketing capabilities which have helped them establish stronger name recognition and longer relationships with clients. We may not be able to compete with those companies effectively.

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

        Industry trends and economic factors that affect our clients in the pharmaceutical, biotechnology and medical device industries also affect our business. Our revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in research and development. The practice of many companies in these industries has been to hire outside organizations like us to conduct clinical research projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially and adversely affected. For example, mergers and other factors in the pharmaceutical industry appear to have historically slowed decision-making by pharmaceutical companies and delayed drug development projects. The continuation of or increase of these trends could have a negative affect on our business operating results and financial position.

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

        Our management is required to evaluate periodically the design and effectiveness of our disclosure controls and procedures and related internal controls over financial reporting. Any failure to maintain effective disclosure controls and procedures or internal controls over financial reporting could have a material adverse effect on our business operating results, financial position and stock price.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

        We may need to raise capital in the future or to issue additional equity securities in connection with one or more acquisitions. Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders' equity interest in us. We may be required to raise capital, at a time and in and amount, which are uncertain, especially under the current capital market conditions, and on undesirable terms. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms or is not available at all, we may be unable to continue to fully develop our business, and our operations and financial condition may be materially and adversely affected. In addition, debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our Board of Directors (the "Board") may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

The actual or anticipated resale by the selling stockholders of shares of our common stock may cause the market price of our common stock to decline.

        The public float of our common stock is very small in comparison to our total shares outstanding on a fully diluted basis. This lack of public float will likely result in a very thin public market for the trading of our shares if such a market develops. Limited trading in our stock will also result in a high degree of volatility in our stock price. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities or to enter into strategic acquisitions with third parties.

        Moreover, actual or anticipated downward pressure on the market price of our common stock due to actual or anticipated resales of our common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.

Our stock price may be volatile and could experience substantial declines.

        The market price of our common stock has experienced historical volatility and might continue to experience volatility in the future in response to quarter-to-quarter variations in operating results, changes in backlog and new business results, the issuance of analysts' reports, market conditions in the industry, prospects of health care reform, changes in governmental regulations, and changes in general conditions in the economy or the financial markets.

        The general equity markets have also experienced significant fluctuations in value. This volatility and the market variability has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

        As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the "penny stock" rules.

        The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established clients and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity of our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

We do not plan on declaring or paying dividends.

        We have never declared or paid a dividend on our capital stock, nor do we have any plans to do so in the future.

We may seek to affect a reverse stock split and the results of such a reverse stock split on the market price for our common stock are uncertain.

        Our Board has approved resolutions authorizing, and our stockholders have approved, a reverse stock split of our common stock. The reverse stock split may be declared by our Board, in its sole discretion, at any time prior to September 4, 2009, in a ratio not to exceed seventy five shares to one share. The exact ratio of the reverse stock split would be determined by our Board, in its sole discretion. We cannot predict the actual impact of a reverse stock split on the market price for our common stock. The history of similar reverse stock split actions for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock after a reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. A number of companies that have completed reverse stock splits have experienced declines in the price of their stock after the reverse stock split. While a reverse stock split is intended to raise the market price for our common stock to a level that may be more attractive to investors and is not a reflection on our financial position, it is possible that the market price for our common stock will decline after we complete a reverse stock split. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split.

ITEM 2.    PROPERTY

        We do not own any real estate properties. Our executive offices are located in Southborough, MA. We lease approximately 63,900 square feet at a base rent of $85,168 per month through June 2010. The rent increases to $95,814 per month for the remainder of the lease through December 2012. Our European headquarters are located in Allschwil, Switzerland. We lease approximately 58,486 square feet at a base rent of CHF 84,307 [$79,865] per month.

        The company also leases small office facilities in several other locations including: Ryebrook, NY; Irvine, CA; Gaithersburg, MD; Neu-Isenburg, Germany; Moscow, Russia; Warsaw, Poland; Hungerford, UK; Illkirch, France; Breda, Netherlands; Petah Tikvah, Israel; Vienna, Austria; Négy, Hungary; Prague, Czech Republic; and Kiev, Ukraine.

        These leases all expire at various dates through 2013.

        Management believes that these facilities are adequate for our current and anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our business, operating results or financial position.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

        Our common stock is quoted on the OTCBB under the symbol "AVRO.OB."

        The following table sets forth the high and the low bid price per share quoted on the OTCBB for the periods indicated:

	High	Low
Fiscal 2008
Quarter ended December 31, 2008	$0.05	$0.01
Quarter ended September 30, 2008	$0.09	$0.02
Quarter ended June 30, 2008	$0.14	$0.06
Quarter ended, March 31, 2008	$0.13	$0.05
Fiscal 2007
Quarter ended December 31, 2007	$0.18	$0.07
Quarter ended September 30, 2007	$0.18	$0.11
Quarter ended June 30, 2007	$0.25	$0.09
Quarter ended, March 31, 2007	$0.21	$0.12

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        As of March 19, 2009, the last reported sales price for our common stock was $.02.

        As of March 19, 2009 there were forty four (44) stockholders of record of our common stock. In addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

Dividend Policy

        To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2008 related to our equity compensation plans in effect as of that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	71,892,500	$0.13	77,403,876
Equity Compensation Plans not approved by security holders	—	—	—
Total	71,892,500	$0.13	77,403,876

        During 2008, an additional 20,750,000 options were granted at an average exercise price of $0.08 per share and 12,301,002 options and awards were cancelled at an average exercise price of $0.15 per share.

  Recent Sales of Unregistered Securities

        During the last fiscal year, we issued the following unregistered securities. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering.

        On January 1, 2009, in connection with an employment and retention agreement with Dr. Gene Resnick, we issued 4,285,714 shares of our common stock to Dr. Gene Resnick.

        On June 27, 2008, in connection with a debt financing transaction to raise capital in order to fund operations we entered into agreements pursuant to which we sold Two Million Dollars ($2,000,000) of senior secured notes (the "Notes") and issued an aggregate of nine million six hundred thousand (9,600,000) shares of our common stock (the "New Debt Financing Transaction") to ComVest and Cumulus Investors.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information discussed below is derived from the consolidated financial statements included in this Form 10-K for the year ended December 31, 2008, and should be read in conjunction therewith. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors."

Company Overview

        We are an international clinical research organization ("CRO") focused on providing our clients with global clinical research services and solutions throughout the drug development lifecycle. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

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

        On October 31, 2007, we acquired Hesperion AG ("Hesperion"), an international CRO based in Switzerland. The acquisition of Hesperion significantly strengthened our presence in Europe and significantly improved our capabilities to manage complex larger global clinical trials for our clients.

        Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology and medical device companies as major clients, and we believe this dependence will continue. Our client list includes several large pharmaceutical and biotechnology companies. With the strategic acquisition of Hesperion Ltd., we have expanded our customer base, and our ability to conduct clinical trials on a global basis. For the year ended December 31, 2008, approximately 23% of our total net service revenue was from one client. For the year ended December 31, 2007, 25% of our total net service revenues were from two clients, representing 13% and 12% of total net service revenues, respectively. Although the expansion of our client base through the acquisitions of Averion Inc. and Hesperion Ltd. has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on our financial position and consolidated statements of operations.

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

Sources of revenue

        We generate revenue by providing services to our clients located primarily in the United States and Europe. During the fiscal year ended December 31, 2008, approximately 44% of our net service revenue was generated in the United States and 56% in the rest of the world.

        Revenue from services provided on a time-and-materials basis is derived from the number of billable hours in a period multiplied by the rates at which we bill our clients. Revenue from services provided on a fixed-price basis is recognized as efforts are expended pursuant to the proportional performance method. Revenue also includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in direct expenses.

        Most of our client contracts, including those that are on a fixed-price basis, can be terminated by our clients with or without cause either immediately or on short notice. All fees for services provided by us through the date of cancellation are generally due and payable under the contract terms.

        We have found there is a wide range in unit pricing from one client to another and from one engagement to another, driven by business need, delivery timeframes, complexity of the engagement, operating differences, competitive environment and engagement size (or volume). As a pricing strategy to encourage clients to increase the volume of services that we provide to them, we may, on occasion, offer discounts. We manage our business carefully to protect our overall profit margins. We find that our clients generally engage us on the basis of total value including therapeutic expertise and quality of service, rather than minimum cost, considering all of the factors listed above and other factors including internal therapeutic expertise and quality of work performed.

        While we are subject to the effects of overall market pricing pressure, we believe that there is a fairly broad range of pricing offered by different competitors for each service we provide. Although we believe that certain larger competitors may be able to leverage economies of scale and as a result may be able to offer lower pricing for certain services, we find that our overall pricing is generally competitive with other firms in our industry.

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

        Our net service revenue is affected by our ability to efficiently manage and utilize our professionals, as well as fluctuations in foreign currency exchange rates. We define utilization as the total number of days billed to a client project in a given period divided by the total available days of our professionals during that same period. We manage employee utilization by continually monitoring project requirements and timetables to staff our projects efficiently and meet our clients' needs. The number of professionals assigned to a project will vary according to the size, complexity, duration and demands of the project. An unanticipated termination of a significant project could cause us to experience a higher than expected number of unassigned professionals, thereby lowering our utilization rates and adversely affecting our profitability.

SG&A expenses

        Sales, general and administrative expenses ("SG&A") consist primarily of payroll and related fringe benefits for all administrative, financial and business development personnel and all support and overhead expenses not related to specific contracts including commissions and share-based compensation, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended December 31, 2008 and 2007, we invested in all aspects of our business, including sales, marketing, IT infrastructure, human resources programs and financial operations.

Impairment of goodwill and finite-life intangible assets

        Impairment of goodwill and intangible assets includes the expense associated with the write down of these assets to their fair value at the balance sheet date.

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

Application of Critical Accounting Estimates

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the preparation of our financial statements when both of the following are present:

  •
  the estimate is complex in nature or requires a high degree of judgment; and

  •
  the use of different estimates and assumptions could have a material impact on the consolidated financial statements

        We have discussed the development and selection of our critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors. Those estimates critical to the preparation of our consolidated financial statements are listed below.

  Revenue Recognition

        Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to accounting principles generally recognized in the United States of America ("GAAP"). Revenue is recognized as work is performed and amounts are earned in accordance with the SEC Staff Accounting Bulletin ("SAB ") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 104, "Revenue Recognition." We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. For contracts with fees billed on a time-and-materials basis, we generally recognize revenue over the period of performance.

        We comply with FASB Emerging Issues Task Force Rule No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

        Fixed-price contracts are accounted for under the proportional performance method based on assumptions regarding the estimated completion of the project. Under the proportional performance method, we estimate the percentage-of-completion by comparing the actual number of work hours performed or units delivered to date to the estimated total number of hours or units required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating total contract revenue and costs to completion, including assumptions and estimates relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in other contract-related costs. Estimates of total contract revenue and costs to completion are continually monitored during the term of the contract and are subject to revision as the contract progresses. Unforeseen circumstances may arise during an engagement requiring us to revise our original estimates and may cause the estimated profitability to decrease. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized as interim deliverables are achieved or when final deliverables have been accepted.

        Our accounting policy for recognizing revenue for terminated projects requires us to perform a reconciliation of study activities versus the activities set forth in the contract. We negotiate with the client, pursuant to the terms of the existing contract, regarding the wind up of existing study activities in order to clarify which services the client wants us to perform. Once we and the client agree on the reconciliation of study activities and the agreed upon services have been performed by us, we would record the additional revenue provided collectability is reasonably assured.

        Our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenue from services performed at hourly rates, our revenue in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one quarter can fluctuate depending upon, among other things, the number of weeks in a quarter, the number and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the quarter, the mix of revenue, the extent of cost overruns, employee hiring, vacation patterns, exchange rate fluctuations and other factors.

  Goodwill

        We account for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142. As such, the standard requires that goodwill be tested for impairment at least annually. As required by SFAS No. 142, we review goodwill for impairment on an annual basis in conjunction with our year end reporting date of December 31. Averion operates as one reporting unit and goodwill is evaluated based on this approach. A valuation of the Company was performed using a discounted cashflow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of goodwill at December 31, 2008 was significantly impaired. The impairment loss of $26,067 is included in operating income in our consolidated results of operations.

  Long-lived assets

        Our long-lived assets include finite-life intangible assets, property and equipment and long-term notes receivable. We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change to the manner in which the asset is being used or its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes to the expected useful lives of these long-lived assets may also be an indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets and the resulting losses are included in the statement of operations. A valuation of the company was performed using a discounted cashflow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of certain finite-life intangible assets at December 31, 2008 was impaired. The impairment loss of $5,261 is included in operating income in our consolidated results of operations. No other impairment of long-lived assets was identified.

  Share-Based Compensation

        We recognize and record stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") using the Modified Prospective Approach.

        The grant date fair value of each stock option is based on the underlying price on the date of grant and is determined using an option pricing model. The option pricing model requires the use of estimates and assumptions as to (a) the expected volatility of the price of the stock underlying the stock option, (b) the expected life of the option, (c) the risk free rate for the expected life of the option and (d) forfeiture rates. The Company is currently using the Black-Scholes option pricing model to determine the grant date fair value of each stock option.

        Share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that is ultimately expected to vest during the period. The Company uses historical data to estimate pre-vesting option forfeitures.

        Expected volatility is calculated based on a blended weighted average of historical information of the Company's stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected life of the option assumption is based on the simplified or "safe-haven" method outlined in Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" as amended by SAB No. 110. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

        We believe there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS No. 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics different from those of freely traded options and because changes in the subjective input assumptions can materially affect our estimates of fair values (such as attrition), in our opinion, existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods than those currently applied under SFAS No. 123R and those previously applied under SFAS No. 123 in determining our pro forma amounts, the compensation expense that we record in the future under SFAS No. 123R may differ significantly from what we have reported during the periods ended December 31, 2008 and 2007, respectively.

  Income Taxes

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in the jurisdictions in which we operate, including the United States, Switzerland, Germany, Israel, the United Kingdom, France, Austria, the Netherlands, and several eastern European countries. It is our policy to file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are currently not under examination by any federal, state or local taxing jurisdiction. The 2002 to 2008 tax years for which we have filed tax returns with federal, state and local taxing jurisdictions remain subject to examination. In the normal course of business, we conduct operations in various state and local taxing jurisdictions. We may have exposure for examination or tax assessment by a state or local taxing jurisdiction where we have not historically filed tax returns. We believe any such potential tax assessment would not have a material impact on our financial position or results of operations. Our overall effective tax rate fluctuates due to a variety of factors, including changes in the geographic mix or estimated level of annual pretax income, the ability to utilize our accumulated net operating loss carryforwards and newly enacted tax legislation in each of the jurisdictions in which we operate.

        Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm's-length price. On an ongoing basis we estimate an appropriate arm's-length price and use such estimate for our intercompany transactions.

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

Results of Operations

Year ended December 31, 2008 Compared with Ended December 31, 2007

        The following table presents an overview of our results of continuing operations for the fiscal years ended December 31, 2008 and 2007

	December 31, 2008		December 31, 2007
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$66,373	100%	$34,852	100%
Direct expenses	39,457	59%	20,714	59%
SG&A expense	23,220	35%	13,811	40%
Depreciation and amortization	4,128	6%	1,796	5%
Impairment of goodwill	26,067	39%	—	—
Impairment of finite-life intangible assets	5,261	8%	—	—
Restructuring and related charges	—	—	727	2
Net operating loss	(31,760)	(48)%	(2,196)	(6)%
Other expense	(6,902)	(10)%	(1,398)	(4)%
Loss before income tax expense(benefit)	(38,662)	(58)%	(3,594)	(10)%
Income tax provision (benefit)	(1,306)	(2)%	298	(1)%
Net loss from continuing operations	$(37,356)	(56)%	$(3,892)	(11)%

        Net service revenue during 2008 increased $31.5 million to $66.4 million as compared to $34.9 million during 2007, an increase of 90%. The increase in net service revenues was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007, which contributed $35.9 million in net service revenue during 2008.

        Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contract personnel, and other expenses directly related to specific contracts. Direct expenses increased by $18.8 million to $39.5 million for the year ended December 31, 2008 from $20.7 million for year ended December 31, 2008. The increase in direct expenses was primarily related to the inclusion of results from the Hesperion acquisition completed on October 31, 2007 which contributed $14.8 million in direct expenses during the year ended December 31, 2008. As a percentage of net service revenues, direct expenses remained flat for the year at 59%.

        Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2008 were $23.2 million or 35% of net service revenue, as compared to $13.8 million or 40% of net service revenue for the year ended December 31, 2007. The increase in expenses of $9.4 million was the result of the increased cost structure associated with the Hesperion acquisition, and expenses associated with supporting a larger, international public company. The improvement in selling, general and administrative expenses as a percentage of revenue is attributable to our ability to manage and control selling, general and administrative costs of the merged entities primarily during the latter half of 2008.

        Depreciation expense increased to $1.8 million during 2008 as compared to $0.8 million during 2007. The increase in depreciation expense was primarily the result of the additional depreciation associated with the fixed assets acquired in the Hesperion acquisition. Amortization expense increased to $2.3 million during 2008 as compared to $1.0 million during 2007, primarily due to the values assigned to finite life intangibles acquired in connection with the Hesperion acquisition.

        Impairment of goodwill was $26.1 million in 2008. Impairment of finite life intangible assets was $5.3 million in 2008. Neither goodwill nor finite-life intangible assets were found to be impaired in 2007.

        Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $2.2 million during 2008, as compared to $0.5 million for the same period in 2007, due to the increase in the principal amount outstanding as a result of the notes issued in connection with the Hesperion acquisition. In addition, we incurred approximately $4.6 million of non-cash expense during 2008 for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition as compared to $0.6 million in 2007. We had foreign currency translations losses during 2008 period of approximately $0.3 million, which was consistent with losses of $0.3 million incurred during 2007. Other income in 2008 was approximately $0.2 million and was comprised of recoveries on bad loans which were written off during 2007.

        Our net loss from continuing operations during 2008 increased to $37.4 million or $0.06 per share, as compared to net loss from continuing operations during 2007 of $3.9 million or $0.01 per share.

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

        At December 31, 2008 we had cash and cash equivalents of $4.5 million as compared to $7.4 million at December 31, 2007, a decrease of $2.9 million. Approximately $4.0 million in cash was on deposit outside of the United States at December 31, 2008.

        Our primary operating cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, and facilities-related expenses.

        Net cash provided by operating activities was $2.2 million for the year ended December 31, 2008, compared with net cash used by operating activities of $2.5 million for the year ended December 31, 2007, an increase in cash provided by operations of $4.7 million, year over year. Our net loss for the year was $37.4 million as compared to our fiscal 2007 net loss of $5.3 million. The amount of noncash charges included in net loss from continuing operations during the year ended December 31, 2008 was $42.0 million as compared to $3.3 million during the same period in 2007. Increases in our accounts receivable and unbilled accounts receivable balances of $0.9 million, and prepaid expenses of $0.5 million combined with decreases in other accrued liabilities, deferred taxes, and accrued compensation of $0.2, $1.8, and $0.5 million, respectively as compared to the same period in the prior year. These uses were partially offset by an increase of $1.9 million in deferred revenue and customer deposits from the comparative period in the prior year. The changes in our asset and liability accounts reflected on our Consolidated Statement of Cash Flows for the year period ended December 31, 2008 were primarily due to the expansion of our business and the inclusion of a full year of activity associated with the Hesperion acquisition which occurred during October, 2007.

        Net cash used by investing activities during 2008 was comprised primarily of outlays for the purchase of capital equipment. We experienced an increase year over year of approximately $0.7 million due to the costs of supporting a much larger global information technology infrastructure, due to the acquisition of Hesperion in October of 2007. The cash outlay of approximately $22.0 million for that acquisition is reflected in the 2007 numbers.

        Net cash used by financing activities was $3.6 million for the year ended December 31, 2008, compared with net cash provided by financing activities of $24.2 million during the year ended December 31, 2007. The 2008 use was directly attributable to the payment of approximately $3.0 million to Cerep, which represented a deferred portion of the purchase price related to the October 2007 acquisition of Hesperion, and principal payments on notes associated with earlier acquisitions in the amount of $2.6 million, partially offset by a $2.0 million debt financing completed in June of 2008. Repayment of notes during 2007 totaled approximately $0.7 million. During 2007, we secured debt financing to support the aforementioned Hesperion acquisition in the amount of $26.0 million.

Off Balance Sheet Financing Arrangements

        As of December 31, 2008, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

        Minimum future payments of our contractual obligations are as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Obligations under capital leases	$8	$8	$—	$—	$—
Commitment under sales leaseback	4,320	909	1,819	1,592	—
Operating leases	10,288	4,580	3,919	1,789	—
Interest payments	8,983	1,268	7,440	275	—
Note repayment obligations*	36,195	813	29,682	5,700	—

Total	$59,794	$7,578	$42,860	$9,356	$—

*
original amounts, at maturity

        In 2009, we anticipate capital expenditures of approximately $0.6 million primarily for information technology infrastructure improvements, computer hardware and software and other technology oriented solutions. Our Senior Secured Notes contain certain financial and reporting covenants, which begin to be measured as of June 30, 2009. In addition, our Senior Secured Notes have a contingent payment obligation of $0.6 million which is due and payable and carried as a short-term liability on our balance sheet as of December 31, 2008. As of the filing date we paid $0.3 million and converted $0.3 million of this obligation into additional Senior Secured notes. In addition, and as of the filing date, measurement of certain financial and reporting covenants have been postponed until March of 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Averion International Corporation

        We have audited the accompanying consolidated balance sheets of Averion International Corp. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Averion International Corp. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHNEIDER DOWNS & CO., INC. Columbus, Ohio March 26, 2009

AVERION INTERNATIONAL CORP.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$4,492	$7,384
Accounts receivable (net of allowance for doubtful accounts of $341 and $376 for 2008 and 2007, respectively)	11,168	14,293
Unbilled accounts receivable	7,816	2,571
Prepaid and other current assets	2,048	2,413

Total Current Assets	25,524	26,661

Property and equipment, net	6,229	6,509
Goodwill	25,528	48,717
Finite life intangibles (net of accumulated amortization of $3,846 and $1,043 for 2008 and 2007, respectively)	5,976	13,469
Deposits	709	658
Deferred tax asset	1,599	1,263
Other non current assets	830	615

Total Assets	$66,395	$97,892

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,964	$2,737
Accrued payroll and employee benefits	2,367	2,358
Current portion of capital lease obligations	8	25
Current portion of accrued lease obligations	610	610
Current portion of notes payable	—	813
Customer advances	17,969	14,837
Unearned revenue	2,685	3,695
Deferred rent	463	510
Deferred transaction obligation	560	3,683
Other accrued liabilities	3,294	4,313

Total Current Liabilities	$31,920	$33,581

Capital lease obligations, less current portion	—	8
Notes payable, less current portion	29,635	24,266
Accrued lease obligations, less current portion	2,696	2,966
Deferred taxes	1,847	1,047
Deferred pension obligation	1,047	1,047
Other long-term liabilities	65	29

Total Liabilities	$67,210	$62,944

Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 950,000,000 and 750,000,000 shares authorized, 634,972,039 and 625,632,455 shares issued and outstanding, respectively	635	626
Convertible Warrants	164	164
Common stock to be issued	837	837
Additional paid-in capital	48,551	47,308
Other comprehensive income (loss)	25	(316)
Retained deficit	(51,027)	(13,671)

Total Stockholders' equity	(815)	34,948

Total Liabilities and Stockholders' equity	$66,395	$97,892

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Years ended December 31,
	2008	2007
Net service revenue	$66,373	$34,852
Reimbursement revenue	8,604	5,080

Total revenue	74,977	39,932
Operating expenses:
Direct expenses	39,457	20,714
Reimbursable out-of-pocket expenses	8,604	5,080
Sales, general and administrative expenses	23,220	13,811
Depreciation and amortization expense	4,128	1,796
Goodwill impairment	26,067	—
Finite-life intangible asset impairment	5,261	—
Restructuring and related charges	—	727

Total operating expenses	106,737	42,128

Net operating loss	(31,760)	(2,196)
Other income (expense):
Interest income	36	323
Interest expense	(2,447)	(796)
Debt discount amortization	(4,456)	(652)
Other	(35)	(273)

Total other income (expense)	(6,902)	(1,398)

Loss from continuing operations before income taxes	(38,662)	(3,594)
Income tax expense (benefit)	(1,306)	298

Net loss from continuing operations	(37,356)	(3,892)
Loss from discontinued operations	—	(1,383)

Net loss	$(37,356)	$(5,275)

Basic loss per common share:
Net loss from continuing operations	$(0.06)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)

Net loss applicable to common stockholders	$(0.06)	$(0.01)

Weighted average number of common shares outstanding	630,376,285	519,429,316

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share amounts)

			Common Stock To Be Issued
	Common Stock
					Additional Paid-in Capital		Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Warrants
Balance, December 31, 2006	498,378,831	$498	4,285,714	$837	$35,466	$164	$(7)	$(8,396)	$28,562

Issuance of common stock related to the purchase of Hesperion	126,050,000	126			11,325				11,451
Issuance of common stock	500,499	1			73				74
Issuance of restricted common stock	703,125	1							1
Stock based compensation					444				444
Translation adjustment							(183)		(183)
Pension related adjustment							(126)		(126)
Net loss								(5,275)	(5,275)

Balance, December 31, 2007	625,632,455	$626	4,285,714	$837	$47,308	$164	$(316)	$(13,671)	$34,948

Issuance of common stock related to issuance of debt	9,600,000	9			494				503
Forfeiture of restricted stock	(260,416)								—
Stock based compensation for fair value adjustment per FAS 123R					749				749
Translation adjustment							745		745
Pension related adjustment							(404)		(404)
Net Loss								(37,356)	(37,356)

Balance, December 31, 2008	634,972,039	$635	4,285,714	$837	$48,551	$164	$25	$(51,027)	$(815)

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

Consolidated Statements of Cash Flow

(Dollars in thousands)

	Years ended December 31,
	2008	2007
Cash Flow from operating activities:
Net loss	$(37,356)	$(5,275)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and software amortization expense	1,895	752
Amortization of debt discount	4,456	626
Amortization of finite life intangibles	2,233	1,043
Impairment of goodwill and finite-life intangibles	31,328	—
Amortization of deferred rent	(46)	(48)
Amortization of deferred financing cost	385	36
Bad debt expense, net of recoveries	104	206
Stock based compensation	749	444
Stock issued for services	—	261
Effect of exchange rate on foreign currency denominated assets and liabilities	945	—
Changes in assets and liabilities:
Accounts receivable, net	3,615	(851)
Unbilled Revenue	(5,064)	337
Prepaid and other current assets	(215)	320
Accounts payable	1,088	1,025
Accrued payroll and employee benefits	(148)	337
Deferred revenue	1,102	(790)
Other accrued liabilities	(1,102)	(878)
Deferred taxes	(1,774)	—

Net cash provided (used) by operating activities	2,195	(2,455)

Cash Flow from investing activities
Purchase of property and equipment	(1,300)	(647)
Deposits	(16)	13
Purchase of Hesperion, net of cash acquired	—	(21,953)
Proceeds from sale of staffing services, net of loss on sale	—	613
Other	10	—

Net cash used by investing activities	(1,306)	(22,587)

Cash Flow from financing activities
Payment on Cerep note	(3,038)	(998)
Payments on capital lease obligation	(26)	(25)
Proceeds from debt issuance	2,000	26,000
Payments on notes payable	(2,551)	(735)

Net cash provided (used) by financing activities	(3,615)	24,242

Effect of exchange rate changes on cash	(166)	86

Net decrease in cash and cash equivalents	(2,892)	(714)

Cash and cash equivalents, beginning of year	7,384	8,098

Cash and cash equivalents, end of year	4,492	7,384

Supplemental disclosures:
Interest paid	$1,785	$528
Income taxes paid	$153	$24

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

  NATURE OF BUSINESS

        Averion International Corp. and its consolidated subsidiaries are referred to throughout this report as "Averion," "we," "us," "our," and the "Company."

        We are an international clinical research organization ("CRO") focused on providing our clients with global clinical research services and solutions throughout the drug development lifecycle. We serve a variety of clients in the pharmaceutical, biotechnology and medical device industries.

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

        Averion International Corp. was originally organized under the name Clinical Trials Assistance Corporation. We acquired IT&E International Corporation, a provider of staffing services to the life sciences industry, and changed the corporate name from Clinical Trials to IT&E International Group. On July 31, 2006, we acquired Averion Inc., a CRO that provided clinical research services for Phase I through Phase IV clinical trials, with a focus in medical devices, oncology, dermatology, nephrology and other complex medical conditions. On September 21, 2006, we changed our name to Averion International Corp. On October 3, 2007, we sold our former staffing services operating segment to members of management of that operating segment (see note 5). On October 31, 2007, we acquired Hesperion AG ("Hesperion"), an international CRO based in Switzerland (see note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

        These financial statements are audited and reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. The consolidated financial statements include Averion Inc.'s and Hesperion's operating results from the date of the respective transactions. These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and in accordance with the applicable rules of the Securities and Exchange Commission.

        Certain amounts in the December 31, 2007 financial statements have been reclassified to conform to the presentation of the December 31, 2008 financial statements.

  PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of Averion International Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  BUSINESS COMBINATIONS

        Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," requires assets acquired and liabilities assumed in a business combination to be recorded at fair value. Fair values are generally determined by independent appraisals using comparisons to market value transactions and present value techniques. The use of a discounted cash flow technique requires significant judgments with respect to expected cash flows to be derived from the assets, the estimated period of time the assets will produce those cash flows and the selection of an appropriate discount rate. Changes in such estimates could change the amounts allocated to individual identifiable assets, the lives over which the assigned values are amortized and the amounts allocated to goodwill. While the Company believes its assumptions are reasonable, if different assumptions were made, the purchase price allocation and the estimated useful lives of amortizable assets could differ substantially from the reported amounts.

  FOREIGN CURRENCY TRANSLATION

        Assets and liabilities of the Company's wholly-owned subsidiaries are translated into U.S. dollars at period-end exchange rates. Income statement accounts are translated at average exchange rates for the applicable periods. These translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations in Other Income (Expenses).

  CASH AND CASH EQUIVALENTS

        We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Our cash accounts are with banks and other financial institutions. The balances in these accounts may exceed the maximum U.S. federally insured amount and our deposits held at institutions outside of the United States may not be insured against loss. We have not experienced any losses in such accounts and do not believe that our cash and cash equivalents expose us to any significant credit risk.

  REVENUE RECOGNITION

        Revenues are primarily recognized on a time-and-materials or percentage-of-completion basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectability is reasonably assured. We determine if the fee is fixed and determinable and collectability is reasonably assured based upon our judgment regarding the nature of the fee charged for services rendered and products delivered and the collectability of those fees. Arrangements range in length from less than one year to several years.

        Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from unit based and fixed price arrangements are generally recognized on a percentage-of-completion basis. Revenues recognized on unit based and fixed price contracts are subject to revisions as the contract progresses to completion. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company has reached a written agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectability is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the estimated contract costs will change in the near term and may have a material adverse impact on our financial performance. Revisions in our contract estimates are reflected in the period in which the determination is made and the facts and circumstances dictate a change of estimate. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

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

        We comply with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Rule No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the client on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

        In general, amounts become billable to the customer pursuant to contractual terms in accordance with predetermined payment schedules. Unbilled accounts receivable represents revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed as of the balance sheet date. As of December 31, 2008 and December 31, 2007, unbilled accounts receivable included in current assets totaled $7.8 million and $2.6 million, respectively. The majority of these amounts were billed in the subsequent month.

        Deferred revenue represents amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of December 31, 2008 and December 31, 2007, deferred revenue was approximately $2.7 million and $3.7 million, respectively.

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

AVERION INTERNATIONAL CORP.

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

  REIMBURSABLE OUT-OF-POCKET EXPENSES

        On behalf of our clients, we pay fees and other out-of-pocket costs for which we are reimbursed at cost. Out-of-pocket costs are included in operating expenses, while the reimbursements received are reported separately as reimbursement revenue in the Consolidated Statements of Operations in accordance with FASB Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."

        We act as an agent on behalf of company sponsors with regard to certain investigator payments. Accordingly, we exclude certain fees paid to investigators and the associated reimbursement from revenue and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations in accordance with the FASB Emerging Issues Task Force Rule No. 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal versus Net as an Agent." The amount of investigator fees paid were $16.1 million and $3.1 million for the twelve month period ended December 31, 2008 and 2007, respectively.

  CUSTOMER ADVANCES

        Service contract fees received upon customer acceptance of an arrangement are classified within customer advances. In some instances these advances are used to support investigators fees paid by us on behalf of our customers. In other instances we use advances to fund reimbursable-type expenses as they occur over the life of an engagement. As an engagement nears completion, these advances may be recognized as revenue when services are performed.

  CONCENTRATION OF CREDIT RISK

        Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled accounts receivable. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable and unbilled accounts receivable. As of December 31, 2008, the total of accounts receivable and unbilled accounts receivable was $19.3 million. Of this amount, approximately 27% was due from one customer. As of December 31, 2007, the total of accounts receivable and unbilled accounts receivable was $17.2 million. Of this amount, approximately 15%, 11%, and 10% was due from three customers.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. This allowance is based on current accounts receivable, historical

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

collection experience, current economic trends, and changes in client payment patterns. Management reviews the outstanding receivables on a monthly basis to determine collectability and to determine if proper reserves are established for uncollectible accounts. Receivables that are deemed to not be collectible are written off against the allowance for doubtful accounts.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of cash and cash equivalents, accounts receivable, unbilled accounts receivable, accounts payable, deferred revenue and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. The fair value of long-term notes payable approximates quoted market prices for the same or similar debt instruments. Senior Secured Notes payable associated with the Hesperion acquisition and a subsequent financing (see notes 3 and 4) were issued in combination with equity and consequently the carrying value of these notes on the Company's balance sheet reflects a discount to their stated maturity values.

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

  FINITE LIFE INTANGIBLE ASSETS

        The Company accounts for finite life intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change to the manner in which the asset is being used or its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes to the expected useful lives of these long-lived assets may also be an indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets and the resulting losses are included in the statement of operations. A valuation of the company was performed using a discounted cashflow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of certain finite-life intangible assets at December 31, 2008 was impaired. The impairment loss of $5,261 is included in operating income in our consolidated results of operations. At December 31, 2007, the Company had no impairment in the carrying value of its finite life intangibles.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  GOODWILL

        The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142. As such, the standard requires that goodwill be tested for impairment at least annually. As required by SFAS No. 142, the Company reviews goodwill for impairment on an annual basis in conjunction with our year end reporting date of December 31. The company operates as one reporting unit and goodwill is evaluated based on this approach. A valuation of the company was performed using a discounted cashflow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of goodwill at December 31, 2008 was significantly impaired. The impairment loss of $26,067 is included in operating income in our consolidated results of operations. At December 31, 2007, the Company had no impairment in the carrying value of its goodwill.

  STOCK-BASED COMPENSATION

        We recognize and record stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), using the Modified Prospective Approach.

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

        Expected volatility is calculated based on a blended weighted average of historical information of the Company's stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected term assumption is based on the simplified or "safe-haven" method outlined in the Securities and Exchange Commission's Staff Accounting Bulletin, ("SAB"), No. 107 as amended by SAB No. 110. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

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

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

  NET LOSS PER SHARE

        The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). Basic net income (loss) per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive. Since the effect of the stock options and warrants which are included in the calculation of fully diluted shares outstanding is anti-dilutive, the fully diluted number of shares is not calculated and only basic earnings per share will be presented for the year period ending December 31, 2008 and 2007.

  OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) represents the change in equity of a business enterprise from non-stockholder transactions affecting stockholders' equity that are not included in net income (loss) on the Consolidated Statement of Operations and are reported as a separate component of stockholders' equity. Other comprehensive income (loss) includes any adjustments resulting from the translation process of the financial statements of our foreign entities functional currency to U.S. dollars using the current rate method and actuarial gains or losses on our defined pension benefit plans.

  DEFINED BENEFIT PENSION PLANS

        The Company maintains a statutory defined benefit pension plan for its employees in Switzerland for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Our pension benefit obligation is determined by an independent actuary using management's best estimate assumptions, with accrued benefits prorated based on service. The obligation is recorded under the corridor method in accordance with SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans" ("SFAS 158").

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

  RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the EITF of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). EITF 07-1 concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect EITF 07-1 to have a significant impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141-R, "Business Combinations" ("SFAS No. 141-R"). SFAS No. 141-R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which would be business combinations in the year ending December 31, 2009 for the Company. The objective of SFAS No. 141-R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. We do not expect SFAS No. 141-R to have a significant impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of this SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 defers the effective date provision of SFAS No. 157 for nonfinancial assets and liabilities. As a result of the issuance of FSP FAS 157-2, the provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities;" and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 161 on our financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a significant impact on our consolidated financial statements.

        In April 2008, the FASB issued FSP No. 142-3 ("FSP 142-3"), "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

        In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP 157-3 was effective upon issuance. The application of FSP 157-3 did not have a material impact on our consolidated results of operations or financial position.

3. HESPERION ACQUISITION

        On October 31, 2007 (the "Cerep Closing Date"), we entered into a Securities Purchase Agreement (the "Cerep SPA") with Cerep S.A., a French corporation ("Cerep"), pursuant to which we purchased all of the outstanding capital stock of Hesperion AG, a Swiss corporation and a wholly owned subsidiary of Cerep ("Hesperion"), for an aggregate purchase price of €25 million Euros (or, based upon the exchange rate on the Cerep Closing Date, approximately $36.2 million excluding transaction costs of $0.8 million) (the "Purchase Price") as follows: (i) on the Cerep Closing Date, we paid Cerep €20 million Euros in cash; and (ii) in January 2008, we issued Cerep a promissory note in the aggregate principal amount of €2.5 million Euros and paid Cerep an additional €2.0 million Euros in cash. The January 2008 cash payment reflected a working capital adjustment and the retention of an additional €0.25 million Euros pending resolution of certain issues relating to the 2006 financial statements of Hesperion. The additional €0.25 million Euro payment was remitted to Cerep during July of 2008. The Purchase Price was partially paid with funds received from the Debt Financing Transaction (as defined below), a portion of which funds were provided to us by certain of our affiliates as described below under the heading "Debt Financing Transaction."

        The entire unpaid principal balance of the promissory note to be issued as part of the Purchase Price, plus all accrued but unpaid interest thereon, will become due and payable by us to Cerep on October 31, 2010 (the "Maturity Date"). In addition, this promissory note will bear interest at the rate of six percent (6%) per annum and shall be paid quarterly in arrears beginning on December 31, 2007 and on the last day of each and every quarterly period thereafter until the Maturity Date.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. HESPERION ACQUISITION (Continued)

        Pursuant to the Cerep SPA, Cerep has agreed to indemnify us and our representatives (the "Representatives") for a period of eighteen (18) months after the Cerep Closing Date for any damages (including consequential, indirect and special damages) that we or our Representatives sustain or incur (collectively, the "Losses") to the extent caused by or arising out of any inaccuracy or breach of any of the representations, warranties or covenants made by Cerep to us in the Cerep SPA. Cerep shall not have any obligation to indemnify us or our Representatives to the extent the aggregate amount of the Losses for which we and our Representatives are entitled to indemnification under the Cerep SPA exceeds an amount equal to €2.5 Million Euros (after which point Cerep will have no obligation to indemnify us or our Representatives from and against any further Losses). In addition, we have the right to offset the amount of any Losses against the outstanding balance of unpaid principal and interest under the promissory note issued to Cerep as part of the Purchase Price.

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

  Debt Financing Transaction

        On October 31, 2007 (the "Debt Financing Closing Date"), we also entered into the following agreements pursuant to which we sold $24.0 million of senior secured notes (the "Senior Secured Notes") and issued an aggregate of 115,200,000 shares of our common stock (the "Shares") (the "Debt Financing Transaction") to ComVest Investment Partners II LLC, a Delaware limited liability company ("ComVest"), Cumulus Investors, LLC, a Nevada limited liability company ("Cumulus"), and Dr. Philip T. Lavin ("Lavin" and together with ComVest and Cumulus, each a "Buyer" and collectively, the "Buyers"): (i) a Securities Purchase Agreement between us and the Buyers (the "Debt SPA"); (ii) a Registration Rights Agreement between us and the Buyers (the "Registration Rights Agreement"); (iii) a Pledge Agreement between us and Cumulus, in its capacity as collateral agent for the Buyers (the "Collateral Agent") (the "Pledge Agreement"); (iv) a Security Agreement between us, Averion Inc., a Delaware corporation and our wholly owned subsidiary ("Averion Inc."), and IT&E International, a California corporation and our wholly owned subsidiary ("IT&E California"), on the one hand, and the Buyers and Collateral Agent, on the other hand (the "Security Agreement"); and (v) a Guaranty in favor of the Collateral Agent for the benefit of the Buyers which was executed by Averion Inc. and IT&E California (the "Guaranty").

        ComVest, which beneficially owned directly or through affiliates approximately 52.98% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Note in the principal amount of $11.0 million and was issued 52,800,000 Shares in connection therewith. After the Second Closing (defined below), ComVest, or its affiliates, beneficially owned approximately 50.7%

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. HESPERION ACQUISITION (Continued)

of our common stock. Michael Falk, chairman of our board of directors (the "Board") and Cecilio Rodriguez, one of our directors, are affiliates of ComVest. In addition, Lavin, one of our directors, our current Executive Chairman and former Chief Executive Officer, who beneficially owned directly or through affiliates approximately 21.12% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Note in the principal amount of $2.0 million and was issued 9,600,000 Shares in connection therewith. After the Second Closing, Lavin, or his affiliates, beneficially owned approximately 18.4% of our common stock.

        In connection with the Debt Financing Transaction, our Board determined that it would be in our best interests and the best interests of our stockholders to appoint a special committee of disinterested directors to consider the terms and conditions of the Debt Financing Transaction and approve such terms. To that end, our Board appointed Alastair McEwan, Robert Tucker and James Powers to a special committee of the Board (the "Special Committee") with the sole power to approve the Debt Financing Transaction. In addition, the Special Committee retained independent counsel ("Special Counsel") to assist it in evaluating the Debt Financing Transaction. On October 30, 2007, at a meeting of the Special Committee at which Special Counsel was present, the Special Committee approved the Debt Financing Transaction.

  Debt SPA

        Pursuant to the Debt SPA, we were obligated to sell and the Buyers were obligated to buy Senior Secured Notes in the aggregate principal amount of $26.0 million and shares of our common stock in the aggregate amount of 124,800,000 Shares as follows: (i) on the Debt Financing Closing Date, we sold and issued to the Buyers and the Buyers purchased from us Senior Secured Notes in the aggregate principal amount of $24.0 million and shares of our common stock in the aggregate amount of 115,200,000 Shares; and (ii) within thirty (30) days after the Debt Financing Closing Date, we were obligated to sell and certain Buyers were obligated to buy from us Senior Secured Notes in the aggregate principal amount of an additional $2.0 million and shares of our common stock in the aggregate amount of 9,600,000 Shares (the "Second Closing").

        Pursuant to the Debt SPA, from the Debt Financing Closing Date until the date that no Senior Secured Notes remain outstanding, before we, or any of our affiliates, enter into any debt or equity financing or issue any debt or equity securities, subject to certain standard and customary exceptions (each, a "Future Offering"), we must give the Buyers the right to participate in any such Future Offering as follows: the Buyers will have the option to purchase up to an aggregate of twenty five percent (25%) of the total amount of securities to be issued in such Future Offering on a pro rata basis.

        Pursuant to the Debt SPA, from the Debt Financing Closing Date until the date that no Senior Secured Notes remain outstanding, Cumulus shall have the right to appoint one (1) person to attend and observe our Board meetings in a non-voting capacity. Such observation rights shall not be transferable to any third party or assignee.

        In addition, pursuant to the Debt SPA, in the event that any Buyer's Senior Secured Note is outstanding on the first (1st) anniversary of the Debt Financing Closing Date, we shall pay such Buyer a transaction fee in an amount equal to two percent (2%) of the purchase price of such outstanding Senior Secured Note.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. HESPERION ACQUISITION (Continued)

  Senior Secured Notes

        We pay interest on the Senior Secured Notes quarterly in arrears, beginning with the calendar quarter that commenced on October 1, 2007 as follows: (i) for the period commencing on the Debt Financing Closing Date and ending on the first (1st) anniversary thereafter, three percent (3%) per annum; (ii) for the period commencing on the first (1st) anniversary of the Debt Financing Closing Date and ending on the second (2nd) anniversary of the Debt Financing Closing Date, ten percent (10%) per annum; and (iii) for the period commencing on the second (2nd) anniversary of the Debt Financing Closing Date and ending on the third (3rd) anniversary of the Debt Financing Closing Date, fifteen percent (15%) per annum. The entire unpaid principal balance of the Senior Secured Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010 (the "Debt Maturity Date"). In addition, we have agreed to certain financial covenants, including covenants to maintain a certain revenue ratio, net book-to-bill ratio, EBITDA ratio and required cash amount, as set forth in detail in the Senior Secured Notes. The covenants regarding revenue ratio, net book-to-bill ratio and EBITDA ratio became applicable as of June 30, 2008. The covenant requiring us to maintain a certain amount of cash does not become applicable until March 31, 2009. If we breach any of the financial covenants set forth in the Senior Secured Notes, we will be required to make certain payments to the holders of the Senior Secured Notes.

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

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. HESPERION ACQUISITION (Continued)

Company and the requisite majority of Buyers agreed to terminate the Registration Rights Agreement and the rights of all Buyers thereunder.

  Security Agreement

        Pursuant to the Security Agreement, we, Averion Inc. and IT&E California granted to the Collateral Agent, for the benefit of itself and the Buyers, a security interest in and lien upon all of our, Averion Inc.'s and IT&E California's assets as security for our performance of our obligations under the Senior Secured Notes. Averion Inc. and IT&E California were both dissolved effective December 31, 2007.

  Guaranty

        Pursuant to the Guaranty, Averion Inc. and IT&E California (the "Guarantors"), jointly and severally, agreed to guarantee the full and prompt payment and performance to the Buyers and Collateral Agent when due, upon demand, at maturity or by reason of acceleration or otherwise, of any and all of our, or the Guarantors, obligations, under the Debt Financing Transaction agreements. Averion Inc. and IT&E California were both dissolved effective December 31, 2007.

  Further Assurances

        Pursuant to a side letter entered into between us and the Buyers, we agreed to take, or cause to be taken, all applicable action necessary in connection with the consummation of the transactions contemplated by the Debt Financing Transaction agreements, which includes, without limitation, perfecting the Buyers' security interests in the applicable jurisdictions, entering into deposit account control agreements with our financial institutions and obtaining pledges of capital stock from our European subsidiaries.

  Amendment to Debt Financing Transaction Agreements and Second Closing

        On November 5, 2007, we entered into an amendment to each of the following agreements related to the Debt Financing Transaction: (i) Debt SPA; (ii) Registration Rights Agreement; and (iii) Security Agreement (collectively, the "Amendments"). Pursuant to the Amendments, the parties agreed to amend the Schedule of Buyers to add Gene Resnick, M.D., ("Resnick"), MicroCapital Fund, Ltd., a Cayman-domiciled investment corporation, and MicroCapital Fund LP, a Delaware limited partnership, as additional buyers (the "Additional Buyers") to participate in the Second Closing in place of the Buyer originally designated to participate in the Second Closing and to join the Additional Buyers as parties to the Debt SPA, the Registration Rights Agreement and the Security Agreement. On November 5, 2007, we sold Senior Secured Notes in the aggregate principal amount of $2.0 million and issued an aggregate of 9,600,000 Shares to the Additional Buyers. Resnick, our Chief Medical Officer, purchased a Senior Secured Note in the principal amount of $0.1 million and was issued 600,000 Shares in connection therewith.

4. FINANCING TRANSACTION

        On June 27, 2008 (the "New Debt Financing Closing Date"), we entered into the following agreements pursuant to which we sold Two Million Dollars ($2,000,000) of senior secured notes (the "Notes") and issued an aggregate of nine million six hundred thousand (9,600,000) shares of our

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FINANCING TRANSACTION (Continued)

common stock (the "New Debt Financing Transaction") to ComVest and Cumulus Investors, (and together with ComVest, each a "Buyer" and collectively, the "Buyers"): (i) a Securities Purchase Agreement between us and the Buyers (the "New Debt SPA"); (ii) Amendment No. 2 to Security Agreement between us and Hesperion US, Inc., a Maryland corporation and our wholly owned indirect subsidiary ("Hesperion US"), on the one hand, and Cumulus in its capacity as collateral agent for the benefit of the Buyers (the "Collateral Agent"), on the other hand (the "Amended Security Agreement"); (iii) Amendment No. 1 to Guaranty in favor of the Collateral Agent for the benefit of the Buyers which was executed by Hesperion US (the "Amended Guaranty"); and (iv) Amendment No. 2 to Securities Purchase Agreement and Waiver by and among us the Buyers and the Prior Buyers (as defined below) (the "Amended SPA").

        ComVest, which beneficially owned directly or through affiliates, approximately 50.73% of our outstanding common stock immediately prior to the New Debt Financing Closing Date, purchased a Note in the principal amount of One Million Dollars ($1,000,000) and was issued four million eight hundred thousand (4,800,000) Shares in connection therewith. Immediately after the New Debt Financing Closing Date, ComVest, or its affiliates, beneficially owned approximately 50.71% of our common stock. Michael Falk, chairman of our board of directors (the "Board") and Cecilio Rodriguez, one of our directors, are affiliates of ComVest.

        Our Board previously determined that it would be in our best interests and the best interests of our stockholders to appoint a special committee of disinterested directors to consider and approve the Debt Financing Transaction. Alastair McEwan, Robert Tucker and James Powers were appointed to the special committee of the Board (the "Special Committee") with the power to approve the Debt Financing Transaction. On May 22, 2008, at a meeting of the Special Committee, the Special Committee approved the Debt Financing Transaction.

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

        In addition, pursuant to the New Debt SPA, in the event that any Buyer's Note is outstanding on the first (1st) anniversary of the New Debt Financing Closing Date, we shall pay such Buyer a transaction fee in an amount equal to two percent (2%) of the purchase price of such outstanding Note.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FINANCING TRANSACTION (Continued)

  Notes

        We have paid interest on the Notes quarterly in arrears, beginning with the calendar quarter that commenced on April 1, 2008 as follows: (i) for the period commencing on the New Debt Financing Closing Date and ending on October 31, 2008, three percent (3%) per annum; (ii) for the period commencing on November 1, 2008 and ending on October 31, 2009, ten percent (10%) per annum; and (iii) for the period commencing on November 1, 2009 and ending on October 31, 2010, fifteen percent (15%) per annum. The entire unpaid principal balance of the Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010. In addition, we have agreed to certain financial covenants as set forth in the Notes. If we breach any of the financial covenants set forth in the Notes, we will be required to make certain payments to the holders of the Notes.

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

        In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the operating results of the staffing services segment have been presented in the Company's 2007 financial statements as discontinued operations for all periods presented. No tax benefit has been attributed to discontinued operations.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DIVESTITURE OF STAFFING SERVICES BUSINESS SEGMENT (Continued)

        A consolidated summary of the operating results of discontinued operations for fiscal 2007 is as follows:

2007
(in thousands)
Net Service revenue	$4,989
Direct expenses	3,603
SG&A expense	2,612
Loss on sale of segment	157

Loss from discontinued operations	$1,383

6. SUPPLEMENTAL PROFORMA INFORMATION (Unaudited)

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

7. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Building Lease Rights	$4,976	$4,666
Computers and Software	5,192	5,459
Furniture and Fixtures	2,041	2,866
Leasehold Improvements	826	871

	13,035	13,862
Less Accumulated Depreciation	(6,806)	(7,353)

Property and equipment, net	$6,229	$6,509

        Depreciation expense totaled $1.8 million and $0.8 million during the years ended December 31, 2008 and 2007, respectively.

8. GOODWILL

        Goodwill consisted of the following at December 31, 2008 and December 31, 2007 (in thousands):

Goodwill attributable to the Millennix transaction	$4,635
Goodwill attributable to the Averion transaction	17,333
Goodwill attributable to the Hesperion transaction	26,749

Balance at December 31, 2007	$48,717
Purchase accounting adjustment	829
Deferred income tax effect of Hesperion intangibles	2,049
Impairment of goodwill	(26,067)

Balance at December 31, 2008	25,528

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL (Continued)

        During the year ended December 31, 2008, adjustments were made to record the deferred income tax effect related to intangible assets and adjust the fair value of other assets and liabilities associated with the Hesperion acquisition.

        As required by SFAS No. 142, the Company reviews goodwill for impairment on an annual basis in conjunction with our year end reporting date of December 31. The company operates as one reporting unit and goodwill was evaluated based on this approach. A valuation of the company was performed using a discounted cashflow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of goodwill at December 31, 2008 was significantly impaired. The impairment loss of $26,067 is included in other income in our consolidated results of operations.

9. NOTES PAYABLE AND FINANCING ARRANGEMENTS

        In July 2006, we purchased all of the outstanding capital stock of Averion Inc. In connection with that purchase we issued two year promissory notes in the aggregate principal amount of $0.7 million and five year promissory notes in the aggregate principal amount of $5.7 million, each bearing interest at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.25% as of January 1, 2007 and January 1, 2008, respectively). At December 31, 2008, $5.7 million in principal payments remained on these notes, all of which are scheduled to be repaid by July 31, 2011.

        We issued stock and Senior Secured Notes in connection with the Hesperion financing transaction during October and November of 2007 (see Note 3). The Senior Secured Notes have a principal amount at maturity of $26.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first year, 10% for the second year and 15% for the third year. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from December 31, 2008 to October 31, 2010 of $6.9 million.

        We issued Cerep a promissory note (the "Cerep Note") in connection with the Hesperion acquisition in the principal amount of 2.5 million Euros with interest accruing at a rate of 6% per annum due and payable quarterly in arrears. The entire unpaid principal balance, plus all accrued and unpaid interest, is due and payable by October 31, 2010. The principal amount of the Cerep Note has been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from December 31, 2008 to October 31, 2010 of $0.3 million.

        We issued stock and New Senior Secured Notes in connection with a financing transaction during June of 2008 (see Note 4). The New Senior Secured Notes have a principal amount at maturity of $2.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first four months, 10% for the next twelve months and 15% for the final twelve months. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from December 31, 2008 to October 31, 2010 of $0.4 million.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. NOTES PAYABLE AND FINANCING ARRANGEMENTS (Continued)

        Aggregate maturities of notes payable as of December 31, 2008 are as follows (in thousands):

2009	$—
2010	31,524
2011	5,700

Total	$37,224
Less: unamortized original issue discount	(7,589)

Total notes payable	29,635

10. STOCKHOLDERS' EQUITY

  Common Stock

        On May 2, 2006, as a part of the reincorporation into the State of Delaware, stockholders approved the increase of the number of authorized shares of common stock to 650,000,000. On May 23, 2007, stockholders approved the increase of the number of authorized shares of common stock to 750,000,000. On September 4, 2008, stockholders approved the increase of the number of authorized shares of common stock to 950,000,000.

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

        On October 31, 2007, we issued an aggregate of 703,125 shares of our common stock in the form of Restricted Stock awards to three of our executive officers under our 2005 Equity Incentive Plan. 260,416 of these shares were forfeited during 2008 upon the departure of two of those officers. 442,709 of these shares remain outstanding. 132,209 of those outstanding shares have been released.

        On October 31, 2007 and November 2, 2007 we issued an aggregate of 115,200,000 and 9,600,000, respectively, shares of our common stock in connection with securing financing to support the purchase of Hesperion (see Note 3).

        On June 27, 2008, we issued an aggregate of 9,600,000 shares of our common stock in connection with securing financing to support our operations (see Note 4).

11. SHARE-BASED COMPENSATION

        On April 29, 2005, we adopted the "2005 Equity Incentive Plan" (the "Plan") to provide a means by which to retain and maximize the services of employees, directors and consultants. The Plan is intended to generate proceeds from the sale of common stock pursuant to Stock Awards, which are comprised of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock Awards and stock bonuses, to such persons on the terms and conditions set forth in the Plan. An aggregate of 7,500,000 shares of our common stock were initially reserved for issuance pursuant to awards under the Plan. Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of three to five years. The Plan was

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED COMPENSATION (Continued)

approved by our stockholders on September 26, 2005. On December 1, 2005, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 25,000,000. On June 15, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 50,000,000. On August 14, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 100,000,000 effective September 21, 2006, and on September 4, 2008 our stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 150,000,000.

        The exercise price of options must be at least equal to the fair value of the Company's common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company's common stock on the date of grant.

        During the first quarter of fiscal 2006 the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123R, "Share-Based Payment," ("SFAS No. 123R") and related pronouncements SFAS No. 123R. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS No. 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No.107") providing supplemental implementation guidance for SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

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

        Expected volatility is calculated based on a blended weighted average of historical information of the Company's stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected term assumption is based on the simplified or "safe-haven" method outlined in the Securities and Exchange Commission's Staff Accounting Bulletin, ("SAB"), No. 107 as amended by SAB No. 110. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures. The Company does not anticipate paying any cash dividends in

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED COMPENSATION (Continued)

the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model. The options granted have a contractual term of ten years.

        The assumptions used in computing our stock based compensation expense for 2008 and 2007 were as follows:

	2008	2007
Risk free interest rate	2.7 - 3.7%	3.7 - 4.61%
Expected dividend yield	—	—
Expected term (years)	6	4 to 6
Expected volatility	90 - 100%	85 - 90%
Forfeiture rate	50%	50%

        The following table summarizes stock option activity under the Option Plan for the years ended December 31, 2007 and 2008:

	Shares	Range of Exercise prices	Approximate Weighted- average exercise price
Outstanding at December 31, 2006	29,209,128	$0.09 - 0.25	$0.17
Granted	48,794,500	$0.14 - 0.18	$0.16
Exercised	(499)	$0.14	$0.14
Cancelled	(14,820,043)	$0.10 - 0.25	$0.17

Outstanding at December 31, 2007	63,183,086	$0.09 - 0.25	$0.16
Granted	20,750,000	$0.03 - 0.12	$0.08
Exercised	—	—	—
Cancelled	12,040,586	$0.15 - 0.25	$0.16

Outstanding at December 31, 2008	71,892,500	$0.03 - 0.25	$0.13

Exercisable at December 31, 2008	19,287,980	$0.09 - 0.25	$0.16

        The weighted-average fair value of options granted during the years ended December 31, 2008 and 2007 using the Black-Scholes method was $0.06 and $0.11 per share, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2008 was 8.61 years. The weighted-average remaining contractual life of exercisable options at December 31, 2008 was 8.03 years. The fair value of the options vested during the years ended December 31, 2008 and 2007 was $1.4 million and $0.6 million, respectively.

        As a result of the Company's adoption of SFAS No. 123R, the Company recorded stock-based compensation expense of $0.8 million and $0.4 million for the year ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $2.2 million of total unrecognized compensation cost related to unvested share based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 3.4 years. The intrinsic value of options outstanding at December 31, 2008 was $6.9 million.

        At December 31, 2008, 77,403,876 shares remained available for future issuance or grant under the Plan. The Company has a policy of issuing new shares to satisfy share option exercises.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LEASES

        The Company leases various office facilities, vehicles and equipment under operating leases that expire over the next five years. At December 31, 2008, we are obligated under non-cancelable operating leases with future minimum rentals as follows (in thousands):

For the year ending December 31,
2009	$4,580
2010	2,505
2011	1,414
2012	1,042
2013	747
Thereafter	—

Total	$10,288

        Rent expense was $4.4 million and $1.9 million for the years ended December 31, 2008 and 2007, respectively.

13. REPORTABLE SEGMENTS

        The Company's Chief Operating Decision Maker (CODM) reviews financial information for the Company's operations in one reportable segment. The CODM reviews historical forecast, summary and detailed revenue and margin information to monitor the operating performance and assess overall profitability of the Company.

Geographic information:

        Total revenues are attributed to geographic areas based on location of the customer. Assets are assigned based on physical location.

        Geographic information is summarized as follows (in thousands):

	December 31,
	2008	2007
Total revenues:
United States	$32,660	$30,489
Europe	42,317	9,443

Total revenue	$74,977	$39,932

	December 31,
	2008	2007
Long-lived assets, net of accumulated depreciation:
United States	$1,500	$1,397
Europe	4,729	5,112

Total long-lived assets, net	$6,229	$6,509

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES

        We are involved in various legal matters arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position, results of operation or financial condition.

15. INCOME TAXES

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on the Company's consolidated financial statements. There have been no changes to the unrecognized tax benefit balance during the twelve months ended December 31, 2008 and no significant changes in the unrecognized tax benefit balance are expected in the next twelve months.

        The loss before income tax expense (benefit) shown below is based on the geographic location to which such income is attributed for each of the years ended December 31, 2008 and 2007 (in thousands):

	Year ended December 31,
	2008	2007
United States	$(40,505)	$(3,323)
Foreign	1,843	(1,654)

Total	$(38,662)	$(4,977)

        The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations for the years ended December 31:

	2008	2007
Federal income tax at statutory rate	34.0%	34.0%
Permanent items	—	(11.3)
U.S. state and local taxes, net of U.S. federal income tax effects	0.5	(10.2)
Change in valuation allowance	(2.8)	(10.0)
International Rate differential	(0.8)	(9.9)
Provision to return adjustments	(5.0)	—
Goodwill Impairment	(23.5)	—
Other	0.1	1.4

Total provision (benefit)	2.5%	(6.0)%

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations for the years ended December 31:

	2008	2007
Current provision:
Federal	$(18,102)	$(1,328)
Loss on operation and sale of staffing division	—	265
Amortization on subsidiary intangibles	—	285
Other permanent adjustments	32	13
Impairment of Goodwill	12,486	—
Change in valuation allowance	1,481	496
NOLS adjusted and utilized by state	—	282
Adjustment of tax receivable	—	184
State tax—U.S. subsidiary	(259)	18
Foreign	413	71
Provision to return—permanent adjustments	2,643	—
Other	—	12

Total current provision (benefit)	$(1,306)	$298

        The provision (benefit) for income taxes consisted of the following for the years ended December 31:

	2008	2007
Current provision:
Federal	$—	$—
State	78	90
Foreign	213	71

Total current provision	$291	$161

Deferred provision (benefit):
Federal	$—	$—
State	—	—
Foreign	(1,597)	137
Other	—	—

Total deferred provision	$(1,597)	$137

Total provision (benefit) for income taxes	$(1,306)	$298

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        Deferred tax assets (liabilities) as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007
Net operating loss carryforwards	$5,874	$3,059
Accrued expenses and reserves	396	575
Pension	217	134
Bad debt reserve	—	132
Depreciation	—	25
Stock Compensation	506	—
Other	—	17
Deferred Gain on Staffing Division	185	—

Total deferred tax asset	7,178	3,942

Debt Instruments	1,603	—
481(a) adjustment	41	—
Depreciation and Amortization	322	—
Sale leaseback	40	83
Bad debt reserve	50	181
Other	80	—
Deferred revenue	390	43
Total deferred tax liability	2,526	1,047
Valuation allowance	(4,900)	(3,419)

Net deferred tax asset (liability)	$(248)	$216

        The Company provided a valuation allowance at December 31, 2008 and 2007 for the full amount of its deferred tax assets in the United States. Based on the weight of available evidence at that date, it was determined more likely than not that some or all of the deferred tax assets would not be realized. At December 31, 2008, the Company determined that it was more likely than not that its deferred tax assets in Switzerland would be realized based upon its assessment of its expected future results. As a result, the Company did not provide a valuation allowance overseas.

        At December 31, 2008, the Company has federal and state net operating loss (NOL) carryforwards of approximately $13.5 million and $10.5 million, respectively, which may be available to reduce future income tax liabilities, which expire at various dates through 2028. The Company's ability to utilize its NOL carryforwards may be limited due to changes in ownership of the Company as defined in Internal Revenue Code Section 382. Generally, an ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period. The Company had such an ownership change during the year ended December 31, 2005 and as such may be limited in the use of its net operating loss on an annual basis.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. DEFINED BENEFIT PENSION PLAN

        The Company has noncontributory defined benefit plans (the Benefit Plans) covering its employees in Switzerland as mandated by the Swiss governments. Benefits are based on the employee's years of service and compensation. Benefits are paid directly by the Company when they become due, in conformity with the funding requirements of applicable government regulations.

        The Company adopted the recognition and disclosure requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" as of December 30, 2006. This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Retrospective application is not permitted. The following tables summarize the funded status of the Company's

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. DEFINED BENEFIT PENSION PLAN (Continued)

defined benefit plans and amounts reflected in the Company's consolidated balance sheets in accordance with SFAS No. 158.

Obligations and Funded Status (in thousands)

	Pension Benefits December 31,
In thousands	2008	2007
Change in benefit obligations
Benefit obligation at beginning of year	$9,312	$8,000
Service cost	1,336	1,182
Interest cost	231	195
Benefit payments	(4,073)	(2,078)
Actuarial loss	1,380	1,311
Effect of foreign exchange	593	701
Benefit obligation at end of year	$8,779	$9,312

Change in plan assets
Fair value of plan assets at beginning of year	$8,265	$7,806
Plan assets assumed	1,375	316
Actual return on plan assets	372	318
Employer contributions	635	634
Plan participants' contributions	635	634
Benefit payments	(4,073)	(2,078)
Effect of foreign exchange	$523	$635
Fair value of plan assets at end of year	$7,732	$8,265
Funded status
Projected benefit obligation	$8,779	$9,312
Fair value of plan assets	7,732	8,265

Net balance sheet liability	$1,047	$1,047

Classification of net balance sheet liability
Current liabilities	$—	$—
Non-current liabilities	1,047	1,047
The accumulated benefit obligation for all defined benefit plans	$8,400	$8,869

Information for defined benefit plans with accumulated and projected benefit obligations in excess of plan assets

	Pension Benefits December 31,
In thousands	2008	2007
Projected benefit obligation	$8,779	$9,312
Accumulated benefit obligation	8,400	8,869
Fair value of plan assets	7,732	8,265

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. DEFINED BENEFIT PENSION PLAN (Continued)

Components of net periodic benefit cost

	Pension Benefits December 31,
In thousands	2008	2007
Service cost	$1,336	$1,182
Interest cost	231	195
Expected return on plan assets	(217)	(207)
Employee contributions	(635)	(634)

Net periodic benefit cost	715	536
Curtailment losses	238	182

Net pension cost	953	718

Assumptions

  Weighted-average assumptions used to determine benefit obligations

	Pension Benefits December 31,
In thousands	2008	2007
Discount rate	3.25%	3.00%
Rate of compensation increase	2.50%	2.50%

  Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits December 31,
In thousands	2008	2007
Discount rate	3.0%	2.75%
Expected long-term return on plan assets	3.0%	2.75%
Rate of compensation increase	2.5%	2.25%
Spousal pension increase	1.5%	1.25%
Pensioner increase	1.0%	0.75%

        The expected long term rate of return on plan assets was made considering the pension plan's asset mix, historical returns and the expected yields on plan assets.

Plan assets

        The Company's plan assets are held and invested by Swiss Life. The Company's plan assets did not include any of the Company's common stock at December 31, 2008 and 2007.

Contributions

        During fiscal 2008, the Company contributed $0.6 million to its pension plans. The Company expects to contribute $0.6 million to its pension plan in fiscal 2009.

AVERION INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. DEFINED BENEFIT PENSION PLAN (Continued)

Estimated future benefit payments

In thousands	Pension Benefits
2009	$2,842
2010	3,126
2011	3,439
2012	3,783
2013	4,161
2014 - 2017	27,943

17. 401(K) PLAN

        We sponsor a 401(k) retirement savings plan for eligible U.S. employees. Employees may elect to contribute to the plan in amounts that will not exceed the total amount allowed by the Internal Revenue Code for all contributions to qualified plans. The plan provides for discretionary contributions by the Company. The Company made $0.2 and $0.1 million in matching contributions to the Company's 401(k) plan for the years ended December 31, 2008 and 2007, respectively.

18. COMPREHENSIVE LOSS

        A reconciliation of comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income" is as follows for the periods ended December 31 2008, and 2007:

	2008	2007
Net Loss	$(37,356)	$(5,275)
Foreign currency translation adjustment	745	(183)
Pension adjustment	(404)	(126)

Comprehensive Loss	$(37,015)	$(5,584)

19. RELATED PARTY TRANSACTIONS

        In connection with the Hesperion acquisition (see Note 3), we paid ComVest $0.3 million for financial advisory services in 2007.

        In 2007 we paid $0.1 million to SCI Inc., an entity controlled by Mr. Sancilio, a former member of our Board, for consulting expenses. In addition, we paid a director of the Company $30,000 for consulting services during 2007.

20. SUBSEQUENT EVENTS

        On March 13, 2009, we entered into an agreement with certain holders of our Senior Secured Notes (see notes 3 and 4) which amended the 2% transaction fee due and payable to the holders of those notes and allowed them to receive either an immediate payout of the fee due, or new senior secured notes in the principal amount equal to 3% of the purchase price of the holders prior note and on the same terms and conditions as the original Senior Secured Notes. In addition, the agreement postpones measurement of the financial covenants listed in the Senior Secured Note agreements for a period of one year from the effective date of the new agreement.

        In accordance with this new agreement we issued additional notes to certain holders of our Senior Secured Notes in an aggregate amount equal to $0.3 million, and paid the remaining Senior Secured Note holders an aggregate cash payment equal to $0.3 million for the transaction fee amounts.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

        Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of the fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S.

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

        The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of its internal controls over financial reporting.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Internal Controls over Financial Reporting

        There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting with the exception of those discussed elsewhere in this report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE;

Board of Directors

        The following table and subsequent biographies set forth the year each of our current directors was first elected and the age, positions, and offices presently held by each director with the Company:

NAME OF DIRECTOR	AGE	POSITION WITH AVERION	DIRECTOR SINCE
Michael Falk	47	Chairman of the Board of Directors	November 2005
Dr. Philip T. Lavin	62	Executive Chairman, Director	July 2006
Cecilio M. Rodriguez	49	Director	November 2005
Robert D. Tucker	75	Director	December 2005
Alastair McEwan	53	Director	February 2006
James Powers	56	Director	September 2007

  Michael Falk

        Mr. Falk has served as a director since November 2005. Mr. Falk is Founder and Chairman of The ComVest Group and Co-Managing Partner of ComVest Investment Partners equity funds. Over the past twenty years, Mr. Falk has structured and led equity investments of up to $50 million in over 100 small to medium size growth oriented businesses many of which have created significant equity valuations and/or have been acquired. Mr. Falk is Chairman of the Commitment Committee of ComVest Capital which provides secured and mezzanine loans to small businesses and is an advisory board member of Commonwealth Associates, a New York City based merchant and investment bank that Mr. Falk co-founded in 1988. Currently, he is Chairman of Averion International Corporation. Mr. Falk is Co-Trustee of the Michael and Annie Falk Foundation which supports children, the environment, and the arts. Mr. Falk holds a B.A. degree in Economics from Queens College and attended the Stanford University Executive Program for Smaller Companies. Mr. Falk is not "independent" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards because Mr. Falk is an affiliate of ComVest and ComVest Advisors LLC, both of which have received advisory or other compensatory fees in connection with the sale of our senior secured convertible promissory notes and financial advisory services provided to the Company, respectively. Mr. Falk was originally elected to the Board as a designee of the holders of a majority in interest of our Series D Convertible Preferred Stock (the "Series D Preferred").

  Dr. Philip T. Lavin

        Dr. Lavin has served as a director and an officer since July 2006. Dr. Lavin has served as our Executive Chairman since October 2007 and served as our Chief Executive Officer from July 2006 to October 2007. Dr. Lavin was the founder of Averion Inc. and from 1983 to July 2006 was the Chief Executive Officer and President of Averion Inc. Since 1977, Dr. Lavin has held faculty appointments at the Harvard School of Public Health and Harvard School of Medicine. Dr. Lavin received his PhD in Applied Mathematics at Brown University in Providence, Rhode Island in 1972. Dr. Lavin is not "independent" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of

Securities Dealers' listing standards because Dr. Lavin is currently employed as our Executive Chairman.

  Cecilio M. Rodriguez

        Mr. Rodriguez has served as a director since November 2005. Mr. Rodriguez has served as the Chief Financial Officer of CGH and various related investment partnerships since May 2004. From October 2000 to May 2004, Mr. Rodriguez was Senior Vice President and Corporate Controller of Jet Aviation International, a multinational aviation services corporation. Mr. Rodriguez is not "independent" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards because Mr. Rodriguez is an affiliate of ComVest and ComVest Advisors LLC, both of which have received advisory or other compensatory fees in connection with the sale of our senior secured convertible promissory notes and financial advisory services provided to the Company, respectively. Mr. Rodriguez also serves on the Board of Commonwealth's general partner. Mr. Rodriguez was originally elected to the Board as a designee of the holders of a majority in interest of the Series D Preferred.

  Robert D. Tucker

        Mr. Tucker has served as a director since December 2005. Mr. Tucker is the Chairman and Chief Executive Officer of MBC Direct, LLC, a financial card services company he founded in 2002. Mr. Tucker also acts as Chairman and Chief Executive Officer of Throwleigh Technologies, LLC, a plasma research company he co-founded in 1995. In 1997, Mr. Tucker co-founded Specialty Surgicenters, Inc. for whom he served as Chairman and Chief Executive Officer until 2001 and also as a member of the board of directors until 2004 when the business was acquired. Mr. Tucker was a member of the board of directors of Horizon Medical Products, Inc. from 2001 until its merger with RITA Medical Systems ("RITA") in 2004. Mr. Tucker resigned from the RITA board of directors in late 2005. Mr. Tucker is a graduate of Georgia State University. Mr. Tucker is "independent" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. Mr. Tucker was originally elected to the Board as a designee of the holders of a majority in interest of the Series D Preferred.

  Alastair McEwan

        Mr. McEwan has served as a director since February 2006 and served as our interim Chief Executive Officer from May to July 2006. Mr. McEwan is currently the Chairman of Cornerstone BioPharma and has served as a member of the board of directors of Cornerstone BioPharma since 2005. From 2002 to 2004, Mr. McEwan was President, Global Clinical, of Inveresk with responsibilities for all aspects of its global clinical trials division. From 1999 to 2004, Mr. McEwan was a Group Executive Vice President and a member of the Group Executive Board of Inveresk which oversaw the group's operational performance and set all aspects of its strategic direction. Mr. McEwan is a graduate of the University of Edinburgh and a member of the Institute of Chartered Accountants of Scotland. Mr. McEwan is not "independent" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards because Mr. McEwan has been employed as an officer of the Company within the last three (3) years. Mr. McEwan was originally elected to the Board as a designee of the holders of a majority in interest of the Series D Preferred.

  James Powers

        Mr. Powers has served as a director since September 2007. He currently is Chairman and CEO of Hemoshear, LLC, a drug discovery technology company that has developed proprietary human surrogate models of organ systems. Previously, he held various management positions during his 18-year tenure at global CRO leader PRA International Inc. Most recently at PRA, Mr. Powers served for

10 years as Executive Vice President, Worldwide Business Development, responsible for sales, marketing, proposal development and customer contracts. In this capacity, he was instrumental in growing PRA from a niche data management services provider to a full-service CRO with sales of $450 million. He also helped PRA launch and achieve a leadership position in oncology clinical development and was actively involved in eight global acquisitions. Prior to that, while serving as President, North American Operations, Mr. Powers supported international expansion of PRA's operations and customer base. From 1985 to 1988, Mr. Powers was Vice President at University Technology Corporation, where he identified and led medical technology start-up businesses. Mr. Powers serves as a director for several pharmaceutical services companies and advisor for venture capital firms and medical research programs at the University of Virginia. Mr. Powers holds a bachelor of science in administration and management science from Carnegie Mellon University. Mr. Powers is "independent" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards.

Executive Officers

NAME	POSITION	AGE
Dr. Philip T. Lavin	Executive Chairman	62
Dr. Markus Weissbach	Chief Executive Officer	53
Lawrence R. Hoffman	Chief Financial Officer	54
Dr. Gene Resnick	Chief Medical Officer	60
Abdallah Ennaji	Executive Vice President, Data Management and Statistics	48

        The following is a brief summary of the backgrounds of our Executive Officers.

  Dr. Philip T. Lavin

        The background of Dr. Lavin is summarized above. Dr. Lavin resigned as our CEO and was appointed as our Executive Chairman on October 31, 2007 following the acquisition of Hesperion Ltd.

  Markus Weissbach, M.D., Ph.D.

        Effective October 31, 2007, Dr. Markus Weissbach, former Chief Executive Officer of Hesperion, was appointed as our Chief Executive Officer. From October 2006 until October 2007, Dr. Weissbach served as President and Chief Executive Officer of Hesperion, an international contract research organization with therapeutic expertise in cardiology and oncology. From October 2004 until September 2006, Dr. Weissbach served as Hesperion's Chief Operating Officer. Prior to that, from July 2003 to September 2004, Dr. Weissbach served as Founder and Managing Director of EHCOR Consult GmbH, a consulting firm providing advice to small to medium sized companies in the health care sector. Previously, from 1996 to 2003, Dr. Weissbach held various positions at ICON plc, a global contract research organization with operations in more than 30 countries, including serving as President, ICON Europe. Dr. Weissbach was the head of the Cardiovascular department of Takeda Euro R&D center from 1994 to 1996 and the Associate Director of Clinical Cardiology/Nephrology at BASF Pharmaceuticals from 1990 to 1994. Dr. Weissbach received his degree in medicine from the University of Freiburg in 1982.

  Lawrence R. Hoffman

        Mr. Hoffman has served as our Chief Financial Officer ("CFO") since May 2008. Mr. Hoffman has more than 30 years of corporate finance, legal and operational experience. For the past four years, he has served as Executive Vice President, General Counsel, Secretary and Chief Financial Officer at Encorium Group (formerly Covalent Group, Inc.), a publicly traded contract research organization.

Prior to that, from 2003 to 2004, Mr. Hoffman was an independent consultant for a number of biopharmaceutical and public utility companies, providing financial and corporate governance expertise. Prior to that, he served as Vice President and Chief Financial Officer of publicly traded biopharmaceutical companies Cytogen Corporation and The Liposome Company, Inc. Mr. Hoffman holds a bachelor's of science degree in business administration from LaSalle University, a Juris Doctorate degree from Temple University School of Law and a master of laws degree in taxation from Villanova University's School of Law. He is a Certified Public Accountant and member of the Pennsylvania Bar Association.

  Dr. Gene Resnick

        Dr. Resnick has served as our Chief Medical Officer since July 2006. From November 2005 through July 2006, Dr. Resnick served as our Senior Vice President and President of the Millennix Division. From 1997 through November 2005, Dr. Resnick served as President and Chief Executive Officer of Millennix Inc. ("Millennix"), a Contract Research Organization specializing in oncology, immunology, gene therapy, vaccines, complex infectious diseases, metabolic disease and other chronic indications. Dr. Resnick received his Bachelor of Science degree from Cornell University and his medical degree from Cornell University Medical College.

  Abdallah Ennaji

        Mr. Ennaji joined Averion through the acquisition of Hesperion AG and has served as our Executive Vice President, Data Management and Statistics since October 2007. Prior to that, Mr. Ennaji served as Hesperion's Chief Operating Officer and previously as the Head of Data Management and Statistics. Mr. Ennaji brings to Averion 8 years of managerial experience in biometrics, over 13 years of experience as a Statistician in Clinical Research, and 6 years of academic experience in teaching and research positions. Mr. Ennaji has an MSc in Statistics and an MSc in Informatics and Data Processing.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act, requires our directors, executive officers and holders of more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Directors, executive officers and greater than ten percent (10%) stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms that we received, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2008 were met in a timely manner by our directors, executive officers and greater than ten percent (10%) beneficial owners, except Lawrence R. Hoffman was late in filing a report on Form 4 for a transaction that occurred on May 12, 2008.

CORPORATE GOVERNANCE

Board Meetings

        During the fiscal year ended December 31, 2008, our Board held six meetings. During the 2008 fiscal year, no director attended fewer than seventy five percent of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member.

Director Nominations

        Our Board does not have a formal policy or a nominating committee that determines consideration of director candidates for our Board. Our Board feels that it is appropriate not to have such a formal policy or committee because of the small size of our Board and the limited function of such a committee.

        Each member of our Board participates in the consideration of nominees for our Board. Mr. Tucker and Mr. Powers are independent pursuant to the definition of independence set forth in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. None of the other members of our Board are independent pursuant to such definition.

        In evaluating potential candidates for membership on our Board, our Board may consider such factors as it deems appropriate. These factors may include, but are not limited to, judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate's experience with the experience of other Board members and the extent to which the candidate would be a desirable addition to our Board and any committees of our Board. While our Board has not established any specific minimum qualifications for director nominees, our Board believes that demonstrated leadership, as well as significant years of service, in an area of endeavor such as business, law, public service, related industry or academia, are desirable qualifications for service as a director of our Company.

Board Committees

        Our Board has three committees: an Audit Committee (the "Audit Committee"), a Compensation Committee (the "Compensation Committee") and an Executive Committee (the "Executive Committee"). Below is a description of each committee. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

        Our Board established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and adopted an Audit Committee Charter in October 2005. Our Audit Committee Charter is available online at our website at www.averionintl.com, under the heading "Corporate Governance." The Audit Committee advises and makes recommendations to the Board concerning our internal controls, our independent auditors and other matters relating to our financial activities and reporting.

        The Audit Committee is comprised of a total of two directors: Cecilio Rodriguez, and Alastair McEwan. Our Board has determined that Mr. Rodriguez is our Audit Committee financial expert. Neither Mr. McEwan nor Mr. Rodriguez are "independent" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards.

        The Audit Committee held six meetings during the 2008 fiscal year.

Compensation Committee

        Our Board established a Compensation Committee and adopted a Compensation Committee Charter in October 2005. Our Compensation Committee Charter is available online at our website at www.averionintl.com, under the heading "Corporate Governance." The Compensation Committee is comprised of three directors: Michael Falk, Robert Tucker and Cecilio Rodriguez. Mr. Tucker is "independent," and Messrs. Falk and Rodriguez are not "independent," pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards.

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

        The Compensation Committee held two meetings during the 2008 fiscal year.

Executive Committee

        Our Board established an Executive Committee in September 2006. The Executive Committee implements the policy decisions of the Board and facilitates fundraising efforts, management recruiting and evaluates potential acquisition candidates. The Executive Committee is comprised of three directors: Michael Falk, Alastair McEwan and Dr. Philip Lavin. Mr. McEwan is the Chair of the Executive Committee.

        The Executive Committee held one meeting during fiscal year 2008.

Code of Ethics

        Our Board has adopted a Code of Business Conduct and Ethics related to and governing the conduct of all the Company's officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.averionintl.com, under the heading "Corporate Governance."

Attendance of Directors at Annual Meetings of Stockholders

        We encourage each of our directors to attend each annual meeting of stockholders. All of our current directors who were directors as of the 2008 Annual Meeting of Stockholders (the "2008 Annual Meeting") attended the 2008 Annual Meeting.

Communications with the Board of Directors

        Stockholders who wish to communicate with members of our Board may send correspondence to them in care of: Averion International Corp., Chief Financial Officer, 225 Turnpike Road, Southborough, Massachusetts 01772.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation of Executive Officers

        Set forth below is information regarding compensation earned by, paid or awarded to the following executive officers during the fiscal year ended 2008: (i) Dr. Markus Weissbach, our Chief Executive Officer ("CEO"); (ii) Dr. Philip T. Lavin, our Executive Chairman, a director and our former Chief Executive Officer who left the latter position on October 31, 2007; (iii) Lawrence R. Hoffman, our Chief Financial Officer; and (iv) Dr. Gene Resnick, our Chief Medical Officer. Mr. Hoffman and Dr. Resnick represent our two (2) most highly-compensated executive officers whose total compensation exceeded $100,000, other than Dr. Weissbach and Dr. Lavin, who were serving as executive officers at December 31, 2008. The identification of such named executive officers is determined based on the individual's total compensation for 2008, as reported below in the Summary Compensation Table, other than amounts reported as above-market earnings on deferred compensation and the actuarial increase in pension benefit accruals. We refer to these executives collectively as the "Named Executive Officers."

        The following table sets forth for our Named Executive Officers: (i) the dollar value of base salary earned during the fiscal year ended December 31, 2008; (ii) the dollar value of cash bonuses granted during the fiscal year ended; (iii) option and stock awards granted during the fiscal year; (iv) the change in pension value and non-qualified deferred compensation earnings during the fiscal year; (v) all other compensation for the fiscal year; and (vi) the dollar value of total compensation for the fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(5)		All Other Compensation ($)		Total ($)
Dr. Markus Weissbach(1)	2008	$294,254	$50,000	—		$364,799	(8)		$559	$709,612
Chief Executive Officer	2007	$54,210	—	$19,445	(9)	$51,208	(6)	$		$124,863
Dr. Philip T. Lavin(2)	2008	$325,425	—	—		—			$2,178	$327,603
Exec. Chairman, Director	2007	$324,519	—	—		—			$5,358	$329,878
Lawrence G. Hoffman(3)	2008	$164,205	—			$100,382	(7)		$4,086	$268,673
Chief Financial Officer	2007	—	—	—		—			—	—
Dr. Gene Resnick(4)	2008	$305,000	—	—		—			$2,020	$307,020
Chief Medical Officer	2007	$269,807	—	—		—			$4,794	$274,602

(1)
Dr. Weissbach was appointed as our CEO on October 31, 2007 following acquisition of Hesperion Ltd. and Dr. Lavin's appointment to the position of Executive Chairman.

(2)
Dr. Lavin resigned as our CEO and was appointed as our Executive Chairman on October 31, 2007 following the acquisition of Hesperion Ltd. Dr. Lavin is not compensated by us in his capacity as a director.

(3)
Mr. Hoffman was appointed as our CFO in May 2008.

(4)
Dr. Resnick has served as our Chief Medical Officer since July 2006. From November 2005 through July 2006, Dr. Resnick served as our Senior Vice President and President of the Millennix Division.

(5)
Please see footnote 11 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the assumptions made by management in valuing such options.

(6)
On October 31, 2007, Dr. Weissbach was granted an option to purchase 10,000,000 shares of our common stock at an exercise price of $0.16 per share. The shares of common stock subject to the option vest at a rate of twenty-five percent per year on each anniversary of the date of the grant until fully vested.

(7)
On May 12, 2008, Mr. Hoffman was granted an option to purchase 10,000,000 shares of our common stock at an exercise price of $0.08 per share. The shares of common stock subject to the option vest at a rate of twenty-five percent per year on each anniversary of the date of the grant until fully vested.

(8)
On September 4, 2008, Dr. Weissbach was granted an option to purchase 8,000,000 shares of our common stock at an exercise price of $0.07 per share. The shares of common stock subject to the option vest at a rate of twenty-five percent per year on each anniversary of the date of the grant until fully vested.

(9)
Represents a Restricted Stock award on October 31, 2007 of 312,500 shares in the aggregate where one third of the total number of shares of Restricted Stock vested on the date of grant, one third of the total number of shares of Restricted Stock vest on the first anniversary of the date of grant, and the final one-third of the shares of Restricted Stock vest on the second anniversary of the date of grant.

Employment Agreements

  Dr. Philip T. Lavin

        On July 31, 2006, we entered into an employment agreement with Dr. Philip T. Lavin (the "Lavin Employment Agreement"). Pursuant to the Lavin Employment Agreement, Dr. Lavin served as our Chief Executive Officer. On October 31, 2007, Dr. Lavin resigned as our CEO and was reappointed as our Executive Chairman following the acquisition of Hesperion. The Lavin Employment Agreement is for a term of five years and provides that Dr. Lavin shall be paid an annual base salary of $325,000. In addition, Dr. Lavin is eligible to receive an annual bonus as determined by our Board. If Dr. Lavin is terminated without "cause" or resigns for "good reason" as those terms are defined in the Lavin Employment Agreement, then we are obligated to pay Dr. Lavin an amount equal to two years of Dr. Lavin's then in effect base salary.

  Dr. Markus Weissbach

        On January 10, 2008, we entered into an Employment Agreement with Dr. Markus H. Weissbach, our Chief Executive Officer (the "Weissbach Employment Agreement"). Effective December 4, 2008, we entered into an Amendment to the Weissbach Employment Agreement with Dr. Weissbach (the "Weissbach Amendment"). Pursuant to the Weissbach Amendment, Section 3.2 of the Weissbach Employment Agreement has been amended such that (i) for calendar year 2008, the maximum annual bonus Dr. Weissbach will be eligible to receive has been reduced from one hundred percent to seventy five percent of his then in effect base salary; and (ii) for calendar year 2009 and thereafter, the maximum annual bonus Dr. Weissbach will be eligible to receive has been reduced from one hundred percent to fifty percent of his then in effect base salary. The remainder of the Weissbach Employment Agreement remains unchanged and continues in full force and effect.

        The Weissbach Employment Agreement provides that Weissbach will be paid an annual base salary of $327,000. Either party may terminate the Weissbach Employment Agreement at any time with or without Cause (as defined in the Weissbach Employment Agreement) or with or without Good Reason (as defined in the Weissbach Employment Agreement); provided, however, that any termination by us without Cause or by Weissbach without Good Reason must be preceded by sixty days advance written notice. If Weissbach is terminated without Cause, is disabled or resigns for Good Reason, then we are obligated to pay Weissbach an amount equal to twelve months of Weissbach's then in effect base salary in accordance with our normal payroll policies and continue Weissbach's benefits for a period of eighteen months. If a change of control transaction occurs and, if following or in connection with, such change of control transaction, Weissbach is terminated (other than for Cause), or resigns for Good Reason, then we are obligated to pay Weissbach an amount equal to the sum of: (i) twelve months of Weissbach's then in effect base salary, plus (ii) Weissbach's target bonus for the year the change of control occurs or for the year immediately prior to the change of control, whichever is higher; and (iii) continue Weissbach's benefits for a period of eighteen (18) months.

        In addition, during his employment under the Weissbach Employment Agreement and for a one year period following the termination of his employment for any reason, Weissbach will not: (i) directly or indirectly, compete, or undertake any planning to compete, with us, anywhere in the world, whether as an owner, partner, investor, consultant, employee or otherwise; or (ii) (a) solicit or encourage any of our customers to terminate or diminish their relationship with us; or (b) seek to persuade any such customer or prospective customer to conduct with anyone else any business or activity which such customer or prospective customer conducts or could conduct with us; provided that the restrictions for (b) above shall apply (y) only with respect to those persons who are or have been a customer of ours at any time within the immediately preceding two year period or whose business has been solicited on behalf of us or by any of our officers, employees or agents within such two year period, other than by form letter, blanket mailing or published advertisement, and (z) only if Weissbach has performed work for such person during Weissbach's employment with us or been introduced to, or otherwise had contact with, such person as a result of his or other associations with us or has had access to confidential information which would assist in Weissbach's solicitation of such person.

  Dr. Gene Resnick

        On November 9, 2005, we entered into an Employment Agreement with Dr. Gene Resnick (the "Resnick Agreement"). The Resnick Agreement is for a term of two years and provides that Dr. Resnick shall be paid an annual base salary of $240,000. In addition, Dr. Resnick is eligible to receive an annual bonus as determined by our Board. If Dr. Resnick is terminated without "cause" or resigns for "good reason" as those terms are defined in the Resnick Agreement, then we are obligated to pay Dr. Resnick an amount equal to the greater of twelve months annual base salary or the amount of base salary Dr. Resnick would have been paid from the date of termination until the end of the employment term. In addition, in connection with entering into the Resnick Agreement, we granted Dr. Resnick an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.17 per share with the shares subject to the option vesting at a rate of twenty five percent on the first anniversary of the grant date and the remainder of the shares subject to the option vesting in equal monthly installments over the next thirty six months. The vesting of Dr. Resnick's option would accelerate if Dr. Resnick's employment was terminated within twelve months after a change of control. Effective September 6, 2006, we entered into an Amendment to the Resnick Agreement with Dr. Resnick (the "Resnick Amendment"). Pursuant to the Resnick Amendment: (i) Section 2 of the Resnick Agreement was amended and restated such that the term of the Resnick Agreement shall continue until January 1, 2009; (ii) Section 3.1 of the Resnick Agreement was amended and restated such that Dr. Resnick's annual base salary shall be Three Hundred Five Thousand Dollars; and (iii) Section 8.1(b) of the Resnick Agreement was amended and restated such that a Severance Payment, as defined in the Resnick Agreement, equals the greater of (x) the amount of Dr. Resnick's then in effect base salary that would have been payable to Dr. Resnick if he had been employed by us from his termination date through November 9, 2007; or (y) an amount equal to one year of Dr. Resnick's then in effect base salary. The remainder of the Resnick Agreement remains unchanged and continues in full force and effect. As of the date of this filing we are in negotiation with Dr. Resnick regarding an extension of the terms carried within the Resnick Amendment.

  Lawrence R. Hoffman

        The registrant and Mr. Hoffman entered into an Employment Agreement with Mr. Hoffman effective as of April 24, 2008 (the "Hoffman Employment Agreement"). The Hoffman Employment Agreement provides that Mr. Hoffman shall be paid an annual base salary of Two Hundred Sixty Thousand Seven Hundred Forty Dollars per year. In addition, Mr. Hoffman is eligible to receive an annual bonus of up to fifty percent of his then in effect annual base salary as determined by our board of directors (the "Board") based on certain performance goals to be determined by our Board. Either party may terminate the Hoffman Employment Agreement at any time with or without Cause (as defined in the Hoffman Employment Agreement) or with or without Good Reason (as defined in the Hoffman Employment Agreement); provided, however, that any termination by us without Cause or by Mr. Hoffman without Good Reason must be preceded by sixty days advance written notice. If a change of control transaction occurs and if, following or in connection with such change of control transaction, Mr. Hoffman is terminated (other than for Cause), or resigns for Good Reason, then we are obligated to (x) pay Mr. Hoffman an amount equal to the sum of: (i) twelve months of Mr. Hoffman's then in effect base salary, plus (ii) Mr. Hoffman's target bonus for the year the change of control occurs or for the year immediately prior to the change of control, whichever is higher; and (y) continue Mr. Hoffman's benefits for a period of eighteen months. In addition, in connection with Mr. Hoffman's appointment as our CFO, we granted Mr. Hoffman an option to purchase ten million shares of our common stock pursuant to our 2005 Equity Incentive Plan, as amended, which will vest at a rate of 25% per year of completed employment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers at December 31, 2008, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

		OPTION AWARDS				STOCK AWARDS
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Markus Weissbach	(1)	2,500,000	7,500,000	$0.16	10/31/2017	—	—
	(2)	—	—	—	—	104,167	$2,083
	(1)	—	8,000,000	$0.07	9/4/2018
Dr. Philip T. Lavin		—	—	—	—	—	—
Lawrence R. Hoffman	(1)	—	10,000,000	$0.08	5/12/2018	—	—
Dr. Gene Resnick	(3)	770,833	229,167	$0.17	11/9/2015	—	—

(1)
The shares of common stock subject to the option vest at a rate of twenty-five percent per year on each anniversary of the date of the grant until fully vested.

(2)
Represents a Restricted Stock award on October 31, 2007 of 312,500 shares in the aggregate where one third of the total number of shares of Restricted Stock vested on the date of grant, one third of the total number of shares of Restricted Stock vest on the first anniversary of the date of grant, and the final one-third of the shares of Restricted Stock vest on the second anniversary of the date of grant.

(3)
One-fourth of the shares of common stock subject to the option vest on the first anniversary of the vesting commencement date and the remaining three-fourths vest in equal monthly installments over the remaining three years.

        For a description of contracts that provide payments to Named Executive Officers upon a change in control of the Company or the termination of a Named Executive Officer, See "Employment Agreements."

 DIRECTOR COMPENSATION

        The following table provides information concerning all compensation paid to our directors during the fiscal year ended December 31, 2008

Name(1)	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Cecilio Rodriguez(2)	12,300	—	—	—	12,300
Michael Falk(3)	12,800	—	—	—	12,800
Robert Tucker(4)	10,600	—	—	—	10,600
Alastair McEwan(5)	13,800	—	—	—	13,800
James Powers(6)	10,600	—	—	—	10,600

(1)
Dr. Lavin is not compensated by us in his capacity as a director.

(2)
Mr. Rodriguez had a total of 1,500,000 stock options outstanding as of December 31, 2008.

(3)
Mr. Falk had a total of 1,500,000 stock options outstanding as of December 31, 2008.

(4)
Mr. Tucker had a total of 2,500,000 stock options outstanding as of December 31, 2008.

(5)
Mr. McEwan had a total of 7,000,000 stock options outstanding as of December 31, 2008.

(6)
Mr. Powers had a total of 1,000,000 stock options outstanding as of December 31, 2008.

Compensation of Directors

        On May 23, 2007, our Board adopted an updated director compensation plan. Pursuant to the director compensation plan, our directors who are not full-time employees are entitled to receive a fee of $2,200 per meeting, including committee meetings and special meetings, that they attend. Our directors are also entitled to $1,000 for each travel day or part of a day used to travel to attend a meeting which is more than 200 miles from such director's home, plus reasonable out of pocket expenses incurred in connection with the fulfillment of their duties as directors. A director is entitled to receive $500 for any meeting, including committee meetings and special meetings, that he or she attends via telephone. In addition, non-employee directors receive an annual option to purchase 1,000,000 shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant. Further, the chairman of our Board and the chairman of each of our committees receive an annual option to purchase 500,000 shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant. Each option granted pursuant to our director compensation plan vests at a rate of twenty-five percent on each anniversary of the date of grant until fully vested. Grants were made pursuant to the aforementioned director compensation plan during 2007. No such grants were made during the year ended December 31, 2008.

        On September 29, 2006, our Board established an Executive Committee to implement policy decisions of our Board and to oversee our day-to-day management. The Executive Committee is comprised of three directors: Michael Falk, Alastair McEwan and Dr. Philip Lavin. Mr. McEwan is the Chairman of the Executive Committee and was paid $5,000 for each two week period that he served as Chairman of the Executive Committee from September 29, 2006 through March 31, 2007. On March 31, 2007, as part of our cost containment effort, we terminated this additional compensation paid to Mr. McEwan for his service as Chairman of the Executive Committee. In addition, in consideration for their services on the Executive Committee, we granted Mr. McEwan options to purchase 3,000,000 shares of our common stock, which options will vest at a rate of twenty-five percent per year on each anniversary of the date of grant until fully vested. The options will expire on September 29, 2016. The vesting of each such option will cease on the date that Mr. McEwan resigns from the Executive Committee or is removed from the Executive Committee for Cause, as defined in each option agreement, without regard to whether Mr. McEwan continues to be a member of our Board; provided, however, that Mr. McEwan will not be required to exercise the vested portion of their option until such time as his continuous service with us, whether as an employee, director or consultant, has ceased. In the event either Mr. McEwan is removed from the Executive Committee without Cause, his option will continue to vest for so long as each continues to provide services to us in accordance with the terms of the Plan.

        In 2007, we paid $30,000 to Mr. McEwan for consulting expenses. No such payments were made in 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of March 19, 2009, we had a total of 639,257,754 shares of common stock issued and outstanding. The following table sets forth, as of March 19, 2009, the stock ownership of each of our Named Executive Officers (as defined below), each of our directors, all of our Named Executive Officers and directors as a group and each person known by us to be a beneficial owner of 5% or more of our common stock. Under the rules of the SEC, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within sixty (60) days, such as warrants or options to purchase shares of our common stock. Unless otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares.

Title of Class	Name and address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percentage Beneficially Owned
	EXECUTIVE OFFICERS AND DIRECTORS:
Common	Dr. Markus Weissbach, Chief Executive Officer	3,125,000		*
Common	Dr. Philip T. Lavin, Executive Chairman, Director	114,918,159	(3)	17.98%
Common	Lawrence R. Hoffman, Chief Financial Officer	2,500.000	(4)	*
Common	Gene Resnick, Chief Medical Officer	16,177,382	(5)	2.53%
Common	Alastair McEwan, Director	3,875,000	(6)	*
Common	Robert D. Tucker, Director	875,000	(7)	*
Common	Michael Falk, Chairman, Director	322,204,235	(8)	50.37%
Common	Cecilio Rodriguez, Director	375,000		*
Common	All directors and executive officers as a group (8 persons)	464,049,776	(9)	71.29%
	5% STOCKHOLDERS:
Common	ComVest Investment Partners II LLC,	321,829,235	(10)	50.34%
	One North Clematis Street, Suite300, West Palm Beach, Florida 33324, Attention: Carl Kleidman
Common	Dr. Philip T. Lavin, Chief Executive Officer, Director	114,918,159	(3)	17.98%
Common	Cumulus Investors, LLC	57,600,000		9.01%
	8500 Normandale Lake Boulevard, Suite650 Bloomington, MN 55437

*
Less than 1%

(1)
Except as otherwise noted, the address for each person is c/o Averion International Corp. 225 Turnpike Road, Southborough, Massachusetts 01772.

(2)
Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. A person is deemed to be the beneficial holder of securities that can be acquired by such person within sixty (60) days of March 19, 2009. Each beneficial holder's percentage ownership is determined by including shares underlying options, warrants or convertible securities which are exercisable or convertible by such person currently or within sixty (60) days of March 19, 2009, and excluding shares underlying options, warrants or convertible securities held by any other person.

(3)
Includes 7,681,882 shares of common stock owned by Dr. Lavin's children. Dr. Lavin disclaims any beneficial ownership of such shares owned by his children.

(4)
Includes 2,500,000 shares of common stock subject to options held by Mr. Hoffman.

(5)
Includes 875,000 shares of common stock subject to options held by Dr. Resnick.

(6)
Consists of 3,8750,000 shares of common stock subject to options held by Mr. McEwan.

(7)
Consists of 875,000 shares of common stock subject to options held by Mr. Tucker.

(8)
ComVest II Partners, LLC ("ComVest II") is the managing member of ComVest. The managing member of ComVest II is ComVest Group Holdings, LLC ("CGH") and Mr. Falk is the Chairman and principal member of CGH. Mr. Falk, by virtue of his status as managing member of ComVest II (the managing member of ComVest) and as one of the principal members of ComVest and ComVest II, may be deemed to have indirect beneficial ownership of all of the shares beneficially owned by ComVest. Mr. Falk disclaims any beneficial ownership of all such shares.

(9)
Includes 11,937,500 shares of common stock subject to options held by our directors and executive officers as a group.

(10)
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

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Financing Transaction

        On June 27, 2008 (the "Debt Financing Closing Date"), we entered into the following agreements pursuant to which we sold Two Million Dollars ($2,000,000) of senior secured notes (the "Notes") and issued an aggregate of nine million six hundred thousand (9,600,000) shares of our common stock (the "Shares") (the "Debt Financing Transaction") to ComVest Investment Partners II LLC, a Delaware limited liability company ("ComVest"), and Cumulus Investors, LLC, a Nevada limited liability company ("Cumulus" and together with ComVest, each a "Buyer" and collectively, the "Buyers"): (i) a Securities Purchase Agreement between us and the Buyers (the "Debt SPA"); (ii) Amendment No. 2 to Security Agreement between us and Hesperion US, Inc., a Maryland corporation and our wholly owned indirect subsidiary ("Hesperion US"), on the one hand, and Cumulus in its capacity as collateral agent for the benefit of the Buyers (the "Collateral Agent"), on the other hand (the "Amended Security Agreement"); (iii) Amendment No. 1 to Guaranty in favor of the Collateral Agent for the benefit of the Buyers which was executed by Hesperion US (the "Amended Guaranty"); and (iv) Amendment No. 2 to Securities Purchase Agreement and Waiver by and among us the Buyers and the Prior Buyers (as defined below) (the "Amended SPA").

        ComVest, which beneficially owned directly or through affiliates, approximately 50.69% of our outstanding common stock immediately prior to the Debt Financing Closing Date, purchased a Note in the principal amount of One Million Dollars ($1,000,000) and was issued four million eight hundred thousand (4,800,000) Shares in connection therewith. After the Debt Financing Closing Date, ComVest, or its affiliates, beneficially own approximately 50.68% of our common stock. Michael Falk, chairman of our board of directors (the "Board") and Cecilio Rodriguez, one of our directors, are affiliates of ComVest.

        Our Board previously determined that it would be in our best interests and the best interests of our stockholders to appoint a special committee of disinterested directors to consider and approve the Debt Financing Transaction. Alastair McEwan, Robert Tucker and James Powers were appointed to the special committee of the Board (the "Special Committee") with the power to approve the Debt Financing Transaction. On May 22, 2008, at a meeting of the Special Committee, the Special Committee approved the Debt Financing Transaction.

  Debt SPA

        Pursuant to the Debt SPA, we are obligated to sell and the Buyers are obligated to buy Notes in the aggregate principal amount of Two Million Dollars ($2,000,000) and shares of our common stock in the aggregate amount of nine million six hundred thousand (9,600,000) Shares.

        Pursuant to the Debt SPA, from the Debt Financing Closing Date until the date that no Notes or Prior Notes (as defined below) remain outstanding, Cumulus shall have the right to appoint one (1) person to attend and observe our Board meetings in an observer, non-voting capacity. Such observation rights shall not be transferable to any third party or assignee.

        In addition, pursuant to the Debt SPA, in the event that any Buyer's Note is outstanding on the first (1st) anniversary of the Debt Financing Closing Date, we shall pay such Buyer a transaction fee in an amount equal to two percent (2%) of the purchase price of such outstanding Note.

  Notes

        We will pay interest on the Notes quarterly in arrears, beginning with the calendar quarter that commenced on April 1, 2008 as follows: (i) for the period commencing on the Debt Financing Closing Date and ending on October 31, 2008, three percent (3%) per annum; (ii) for the period commencing on November 1, 2008 and ending on October 31, 2009, ten percent (10%) per annum; and (iii) for the period commencing on November 1, 2009 and ending on October 31, 2010, fifteen percent (15%) per annum. The entire unpaid principal balance of the Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010. In addition, we have agreed to certain financial covenants as set forth in the Notes. If we breach any of the financial covenants set forth in the Notes, we will be required to make certain payments to the holders of the Notes.

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

  Amendment No. 2 to Security Agreement

        The Buyers, along with additional buyers (collectively, the "Prior Buyers"), previously purchased certain secured notes in an original aggregate principal amount of Twenty Six Million Dollars ($26,000,000) (the "Prior Notes") and entered into that certain Security Agreement, dated October 31, 2007 (the "Security Agreement"), pursuant to which we, IT&E International, a California corporation and our former wholly owned subsidiary ("IT&E"), and Averion Inc., a Massachusetts corporation and our former wholly owned subsidiary ("Averion Inc.", and together with IT&E, the "Former Subsidiaries"), granted to the Collateral Agent, for the benefit of itself and the Buyers, a security interest in and lien upon all of our and our Former Subsidiaries' assets as security for our performance of our obligations under the Notes. Pursuant to the Amended Security Agreement, the Security Agreement was amended to: (i) include the Notes, as well as the Prior Notes, as being covered by the Security Agreement; and (ii) to reflect that the security interest in and lien that was granted as security for our performance of our obligations under the Prior Notes and the Notes now also includes a security interest in and lien upon all of Hesperion US's assets as well as our assets and no longer includes a security interest in and lien upon our Former Subsidiaries' assets which are now owned directly by us.

  Amended Guaranty

        The Former Subsidiaries previously entered into that certain Guaranty, dated October 31, 2007 (the "Guaranty"), pursuant to which the Former Subsidiaries agreed to guarantee the full and prompt payment and performance to the Prior Buyers and Collateral Agent when due, upon demand, at maturity or by reason of acceleration or otherwise, of any and all of our, or the Former Subsidiaries, obligations, under the transaction documents related to the Prior Notes. Pursuant to the Amended Guaranty, the Guaranty was amended to: (i) include the Notes, as well as the Prior Notes, as being covered by the Guaranty; and (ii) to reflect that the guarantor under the Guaranty is now Hesperion US and no longer the Former Subsidiaries which have each been dissolved.

  Amended SPA

        The Buyers and Prior Buyers previously entered into that certain Securities Purchase Agreement with the Company dated October 31, 2007 (the "Prior SPA"), pursuant to which the Buyers and Prior Buyers purchased the Prior Notes. In addition, pursuant to the Prior SPA, the Prior Buyers and the Buyers were given the right to participate in any future Company financing. Pursuant to the Amended SPA: (i) the Prior Buyers agreed to waive any right to participate in the Debt Financing Transaction; and (ii) the Prior SPA was amended as follows: (a) the definitions of Permitted Liens and Indebtedness were modified to include those created or incurred by the Debt SPA; (b) the definition of Affiliate Transactions was amended to allow for the transactions contemplated by the Debt SPA; and (c) the definition of Subsidiary was revised to mean any person of which fifty percent (50%) or more of the outstanding voting securities or other equity interests are owned, directly or indirectly, by such person; provided, however that the change in definition of Subsidiary is not intended to, and does not, in any way effect the representations or warranties set forth in Section 3 of the Prior SPA which were made as of the date of the Prior SPA and the closing date of the Prior SPA.

Additional Shares Issued

        On January 1, 2009, in connection with an employment and retention agreement with Dr. Gene Resnick, we issued 4,285,714 shares of our common stock to Dr. Gene Resnick.

Omnibus Amendment

        On March 13, 2009 (the "Omnibus Amendment Effective Date"), we entered into an Omnibus Amendment with: (i) the 2007 Buyers (defined below) holding at least sixty six and two thirds percent (66 2/3%) of the aggregate original principal amount of the 2007 Notes (defined below); and (ii) the 2008 Buyers (defined below) holding at least sixty six and two thirds percent (66 2/3%) of the aggregate original principal amount of the 2008 Notes (defined below) (the "Omnibus Amendment"). The Omnibus Amendment amends: (i) that certain Securities Purchase Agreement dated as of October 31, 2007, as amended on November 5, 2007, and further amended on June 27, 2008 (the "2007 SPA") by and among the Company and certain buyers (the "2007 Buyers"), pursuant to which the 2007 Buyers purchased senior secured notes in the aggregate original principal amount of Twenty Six Million Dollars ($26,000,000) (the "2007 Notes"); (ii) those certain 2007 Notes entered into in connection with the 2007 SPA between the Company and the 2007 Buyers; and (iii) those certain 2008 Notes (defined below) entered into in connection with that certain Securities Purchase Agreement dated as of June 27, 2008 by and among the Company and certain buyers (the "2008 Buyers," and together with the 2007 Buyers, the "Buyers"), pursuant to which the 2008 Buyers purchased senior secured notes in the aggregate original principal amount of Two Million Dollars ($2,000,000) (the "2008 Notes," and together with the 2007 Notes, the "Prior Notes").

        Specifically, the Omnibus Amendment amends: (i) Section 4(h) of the 2007 SPA to reflect that the Transaction Fee (as such term is defined in the 2007 SPA) due to the 2007 Buyers upon the one (1) year anniversary of their respective Closing Dates (as such term is defined in the 2007 SPA) shall be paid on the Omnibus Amendment Effective Date, at the option of each 2007 Buyer, either by: (a) paying to each 2007 Buyer an amount of cash equal to such 2007 Buyer's Transaction Fee amount, or (b) by issuing to each 2007 Buyer, in lieu of a cash payment equal to such 2007 Buyer's Transaction Fee amount, a new senior secured note in principal amount equal to three percent (3%) of the purchase price of such 2007 Buyer's Prior Note and on the same terms and conditions as the Prior Notes (the "New Notes"); and (ii) Section 4 of each Prior Note to provide that the Quarterly Interest Payments (as such term is defined in the Prior Notes) for the calendar quarters commencing on October 1, 2008 and January 1, 2009 shall be due and payable by the Company to each Buyer on June 30, 2009.

        In addition, the Omnibus Amendment provides that for a period of one (1) year after the Omnibus Amendment Effective Date, each Buyer waives any and all right to a Mandatory Prepayment Upon a Financial Covenant Test Failure (as such term is defined in the Prior Notes) and waives any and all rights and remedies arising from any Financial Covenant Test Failure (as such term is defined in the Prior Notes), including, without limitation, rights and remedies arising if: (A) the Revenue Ratio is less than the Required Revenue Ratio; (B) the Net Book-to-Bill Ratio is less than the Required Net Book-to-Bill Ratio, (C) the EBITDA Ratio is less than the Required EBITDA Ratio, or (D) the Cash and Cash Equivalents are less than the Required Cash Amount (each as defined in the Prior Notes). In addition, any New Note issued to a 2007 Buyer in lieu of a cash payment equal to such 2007 Buyer's Transaction Fee amount shall be subject to the terms and conditions of the Omnibus Amendment.

        In accordance with the Omnibus Amendment, we: (i) issued New Notes to the 2007 Buyers in an aggregate amount equal to Three Hundred Thirty Thousand Dollars ($330,000); and (ii) paid the 2007 Buyers an aggregate cash payment equal to Three Hundred Thousand Dollars ($300,000) for the Transaction Fee amounts.

        Subject to the Omnibus Amendment, we will pay interest on the New Notes quarterly in arrears, beginning with the calendar quarter that commenced on January 1, 2009 as follows: (i) for the period commencing on the Omnibus Amendment Effective Date and ending on October 31, 2009, ten percent (10%) per annum; and (ii) for the period commencing on November 1, 2009 and ending on October 31, 2010, fifteen percent (15%) per annum. The entire unpaid principal balance of the New Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010. In addition, we have agreed to certain financial covenants as set forth in the New Notes. If we breach any of the financial covenants set forth in the New Notes, subject to the waivers provided for in the Omnibus Amendment and described above, we will be required to make certain payments to the holders of the New Notes.

        The repayment of all outstanding principal and accrued interest under the New Notes may be accelerated by the holders thereof upon any of the following events of default: (i) default in payment of any principal amount due under the New Notes; (ii) failure by us for ten (10) business days to comply with any other provision of the New Notes in all material respects; (iii) initiation of a bankruptcy proceeding or related proceeding; (iv) an involuntary case or other proceeding is commenced directly against us or any of our subsidiaries seeking liquidation, reorganization or other relief; (v) breach of any covenant or other term or condition of any Transaction Document (as such term is defined in the New Notes), except, in the case of a breach of a covenant or other term that is curable, only if such breach continues for a period of at least ten (10) business days after written notice to us thereof; (vi) one or more judgments, non-interlocutory orders or decrees shall be entered by a U.S. state or federal or a foreign court or administrative agency of competent jurisdiction involving, in the aggregate, a liability (to the extent not covered by independent third-party insurance) as to any single or related series of transactions, incidents or conditions, of Two Hundred Fifty Thousand Dollars ($250,000) or more, and the same shall remain unsatisfied, unvacated, unbonded or unstayed pending appeal for a period of forty-five (45) days after the entry thereof; (vii) any lien created by any Transaction Document shall at any time fail to constitute a valid and perfected first priority lien on all of the collateral purported to be secured thereby and the same is not cured within ten (10) business days of any such failure; (viii) there shall occur a change of control; or (ix) there occurs with respect to any issue or issues of indebtedness having an outstanding amount of Two Hundred Fifty Thousand Dollars ($250,000) or more in the aggregate, whether such indebtedness exists on the issue date or shall thereafter be created, an event of default that permits the holder thereof to declare such indebtedness to be due and payable prior to its stated maturity.

        On March 13, 2009, in connection with the Omnibus Amendment, we issued New Notes to the 2007 Buyers in the aggregate principal amount of Three Hundred Thirty Thousand Dollars ($330,000), which New Notes are due and payable as set forth above in Item 1.01 above, which is incorporated herein by reference.

        The rights of holders of our common stock were limited by the issuance of the Prior Notes as set forth in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007 and June 27, 2008. Similarly, the rights of holders of our common stock have been limited by the issuance of the New Notes on March 13, 2009. The New Notes, together with the Prior Notes, are secured by all of our assets and in the event of a liquidation event, repayment of the New Notes and Prior Notes would come prior to any payment or distribution to holders of our common stock. In addition, for so long as the New Notes or Prior Notes are outstanding, we may not declare, set aside or pay any dividends, or make any other distributions, on our common stock.

Weissbach Employment Agreement

        Effective January 10, 2008, Dr. Markus Weissbach, our chief executive officer ("Weissbach"), entered into an employment agreement with us governed by the laws of the Commonwealth of Massachusetts (the "Massachusetts Employment Agreement,") that superseded a prior employment agreement that Weissbach entered into with us on October 31, 2007, that was governed by Swiss law (the "Swiss Employment Agreement"). The Massachusetts Employment Agreement superseded the Swiss Employment Agreement on the date on which Weissbach obtained a United States L-1A visa (or comparable U.S. visa or work permit).

        The terms of the Swiss Employment Agreement were set forth in our current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 6, 2007. At such time as the Massachusetts Employment Agreement became effective and superseded the Swiss Employment Agreement, the terms of the Swiss Employment Agreement no longer had any force or effect and the terms of the Massachusetts Employment Agreement at that time became effective. The Massachusetts Employment Agreement provides that Weissbach will be paid an initial annual base salary of Three Hundred Twenty Seven Thousand Dollars ($327,000). In addition, Weissbach will be eligible to receive an annual bonus of up to one hundred percent (100%) of his then in effect annual base salary as determined by our Board based upon the satisfaction of certain objective criteria and certain performance goals to be determined by our Board. Either party may terminate the Massachusetts Employment Agreement at any time with or without Cause (as defined in the Massachusetts Employment Agreement) or with or without Good Reason (as defined in the Massachusetts Employment Agreement); provided, however, that any termination by us without Cause or by Weissbach without Good Reason must be preceded by sixty (60) days advance written notice. If Weissbach is terminated without Cause, is disabled or resigns for Good Reason, then we are obligated to pay Weissbach an amount equal to twelve (12) months of Weissbach's then in effect base salary in accordance with our normal payroll policies and continue Weissbach's benefits for a period of eighteen (18) months. If a change of control transaction occurs and, if following or in connection with, such change of control transaction, Weissbach is terminated (other than for Cause), or resigns for Good Reason, then we are obligated to pay Weissbach an amount equal to the sum of: (i) twelve (12) months of Weissbach's then in effect base salary, plus (ii) Weissbach's target bonus for the year the change of control occurs or for the year immediately prior to the change of control, whichever is higher; and (iii) continue Weissbach's benefits for a period of eighteen (18) months.

        In addition, during his employment under the Massachusetts Employment Agreement and for a one (1) year period following the termination of his employment for any reason, Weissbach will not: (i) directly or indirectly, compete, or undertake any planning to compete, with us, anywhere in the world, whether as an owner, partner, investor, consultant, employee or otherwise; or (ii) (a) solicit or encourage any of our customers to terminate or diminish their relationship with us; or (b) seek to persuade any such customer or prospective customer to conduct with anyone else any business or activity which such customer or prospective customer conducts or could conduct with us; provided that the restrictions for (b) above shall apply (y) only with respect to those persons who are or have been a customer of ours at any time within the immediately preceding two (2) year period or whose business has been solicited on behalf of us or by any of our officers, employees or agents within such two (2) year period, other than by form letter, blanket mailing or published advertisement, and (z) only if Weissbach has performed work for such person during Weissbach's employment with us or been introduced to, or otherwise had contact with, such person as a result of his or other associations with us or has had access to confidential information which would assist in Weissbach's solicitation of such person.

Additional Debt Financing Agreement

        On June 27, 2008 (the "New Debt Financing Closing Date"), we entered into the following agreements pursuant to which we sold Two Million Dollars ($2,000,000) of senior secured notes (the "Notes") and issued an aggregate of nine million six hundred thousand (9,600,000) shares of our common stock (the "New Debt Financing Transaction") to ComVest and Cumulus Investors, (and together with ComVest, each a "Buyer" and collectively, the "Buyers"): (i) a Securities Purchase

Agreement between us and the Buyers (the "New Debt SPA"); (ii) Amendment No. 2 to Security Agreement between us and Hesperion US, Inc., a Maryland corporation and our wholly owned indirect subsidiary ("Hesperion US"), on the one hand, and Cumulus in its capacity as collateral agent for the benefit of the Buyers (the "Collateral Agent"), on the other hand (the "Amended Security Agreement"); (iii) Amendment No. 1 to Guaranty in favor of the Collateral Agent for the benefit of the Buyers which was executed by Hesperion US (the "Amended Guaranty"); and (iv) Amendment No. 2 to Securities Purchase Agreement and Waiver by and among us the Buyers and the Prior Buyers (as defined below) (the "Amended SPA").

        ComVest, which beneficially owned directly or through affiliates, approximately 50.73% of our outstanding common stock immediately prior to the New Debt Financing Closing Date, purchased a Note in the principal amount of One Million Dollars ($1,000,000) and was issued four million eight hundred thousand (4,800,000) Shares in connection therewith. Immediately after the New Debt Financing Closing Date, ComVest, or its affiliates, beneficially owned approximately 50.71% of our common stock. Michael Falk, chairman of our board of directors (the "Board") and Cecilio Rodriguez, one of our directors, are affiliates of ComVest.

        Our Board previously determined that it would be in our best interests and the best interests of our stockholders to appoint a special committee of disinterested directors to consider and approve the Debt Financing Transaction. Alastair McEwan, Robert Tucker and James Powers were appointed to the special committee of the Board (the "Special Committee") with the power to approve the Debt Financing Transaction. On May 22, 2008, at a meeting of the Special Committee, the Special Committee approved the Debt Financing Transaction.

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

        In addition, pursuant to the New Debt SPA, in the event that any Buyer's Note is outstanding on the first (1st) anniversary of the New Debt Financing Closing Date, we shall pay such Buyer a transaction fee in an amount equal to two percent (2%) of the purchase price of such outstanding Note.

  Notes

        We have paid interest on the Notes quarterly in arrears, beginning with the calendar quarter that commenced on April 1, 2008 as follows: (i) for the period commencing on the New Debt Financing Closing Date and ending on October 31, 2008, three percent (3%) per annum; (ii) for the period commencing on November 1, 2008 and ending on October 31, 2009, ten percent (10%) per annum; and (iii) for the period commencing on November 1, 2009 and ending on October 31, 2010, fifteen percent (15%) per annum. The entire unpaid principal balance of the Notes, plus all accrued interest thereon remaining unpaid, shall be due and payable by us to the Buyers on October 31, 2010. In addition, we have agreed to certain financial covenants as set forth in the Notes. If we breach any of the financial covenants set forth in the Notes, we will be required to make certain payments to the holders of the Notes.

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

Principal Accountant Fees and Services

        Aggregate fees billed by Schneider Downs for audit services for the fiscal years ended December 31, 2008 and December 31, 2007, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	Fees billed by Schneider Downs for the year ended December 31, 2008	Fees billed by Schneider Downs for the year ended December 31, 2007
Audit Fees(1)	$370,993	$267,892
Audit-Related Fees	—	13,334	(2)
Tax Fees	—	—
All Other Fees	—	—
Total	$370,993	$281,226

(1)
Audit fees were for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related fees were comprised of fees paid to Schneider Downs in connection with due diligence for Hesperion and the associated 8-K filing and an SB-2 filing and consent.

Pre-Approval Policies

        Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, Schneider Downs. The policy generally pre-approves specific services in the defined categories of audit services, audit-related services, and tax services up to pre-determined amounts. Pre-approval may also be given as part of our Audit Committee's approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All fees described above were pre-approved by our Audit Committee.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  the following documents are filed as part of this report:

  1.
  Financial Statements

  2.
  Financial Statement Schedules

  i.
  See index to Financial Statements on page 28

  3.
  Exhibits

Exhibit	Description
2.1	Asset Purchase Agreement dated November 9, 2005 between the Company, Millenix, Inc. and Gene Resnick(1)
2.2	Agreement and Plan of Merger between the Company and IT&E International Group, Inc.(2)
2.3
Agreement and Plan of Merger dated June 30, 2006 between the Company, IT&E Merger Sub, Inc., and IT&E Acquisition Co., Inc., on the one hand, and Averion Inc. and Averion Inc.'s shareholders, on the other hand(3)
3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
3.3	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock(2)
3.4	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock(3)
3.5	Certificate of Amendment to Certificate of Incorporation(4)
3.6	Amendment to the Certificate of Incorporation, as amended(19)
3.7	Amendment to the Certificate of Incorporation, as amended, of Averion International Corp.(24)
4.1	Secured Convertible Term Note issued to Laurus Master Fund, Ltd.(5)
4.2	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd.(5)
4.3	Registration Rights Agreement dated October 18, 2004 between the Company and Laurus Master Fund, Ltd.(5)
4.4	Form of Senior Secured Convertible Promissory Note issued in connection with the November 2005 Private Placement(1)
4.5	Form of Warrant issued in connection with the November 2005 Private Placement(1)
4.6	Form of two year Subordinated Promissory Note issued in connection with the Averion acquisition(3)
4.7	Form of five year Subordinated Promissory Note issued in connection with the Averion acquisition(3)
4.8
Form of Subordinated Promissory Note issued in connection with Amendment to Asset Purchase Agreement dated September 6, 2006 by and among IT&E International Group, Inc., Millennix, Inc. and Gene Resnick, M.D.(6)

Exhibit	Description
4.9	Form of Placement Agent Warrant issued in connection with the October 2006 Private Placement(18)
4.10	Interest Only Promissory Note issued by IT&E, Inc. in favor of the Company(21)
4.11	Term Promissory Note issued by IT&E, Inc. in favor of the Company(21)
4.12	Form of Promissory Note to be issued by the Company in favor of Cerep S.A.(21)
4.13	Form of Senior Secured Note issued in connection with the October 2007 Debt Financing Transaction(21)
4.14	Form of Senior Secured Note issued in connection with the June 2008 Debt Financing Transaction*
4.15	Form of Senior Secured Note issued in connection with March 2009 Omnibus Amendment*
10.1	Securities Purchase Agreement dated October 18, 2004 between the Company and Laurus Master Fund, Ltd.(7)
10.2	Omnibus Amendment dated August 4, 2005 between the Company and Laurus Master Fund, Ltd.(8)
10.3	Omnibus Amendment No. 2 dated October 6, 2005 between the Company and Laurus Master Fund, Ltd.(9)
10.4	Amendment dated November 9, 2005 between the Company and Laurus Master Fund, Ltd.(1)
10.5	Securities Purchase Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional purchasers set forth on the signature pages thereto(1)
10.6	Registration Rights Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional purchasers set forth on the signature pages thereto(1)
10.7	Security Agreement dated November 9, 2005 between the Company, ComVest Investment Partners II LLC and the additional secured parties set forth on the signature pages thereto(1)
10.8	Form of Officer, Director and Security holder Lock-Up Agreement issued in connection with the November 2005 Private Placement(1)
10.9	Indemnity Escrow Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)
10.10	Registration Rights Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)
10.11	Employment Agreement dated November 9, 2005 between the registrant and Peter Sollenne(1)
10.12	Employment Agreement dated November 9, 2005 between the registrant and Anthony Allocca(1)
10.13	Employment Agreement dated November 9, 2005 between the registrant and Kelly Alberts(1)
10.14	Employment Agreement dated November 9, 2005 between the registrant and David Vandertie(1)

Exhibit	Description
10.15	Employment Agreement dated November 9, 2005 between the registrant and Gene Resnick, M.D.(1)
10.16	Advisory Agreement dated November 9, 2005 between the Company and ComVest Advisors LLC(10)
10.17	2005 Equity Incentive Plan, as amended(2)
10.18	Form of Stock Option Agreement under the 2005 Equity Incentive Plan(11)
10.19	Form of Officer and Director Indemnity Agreement(12)
10.20	Employment Letter dated March 13, 2006 between the Company and Michael L. Jeub(13)
10.21	Employment Agreement dated May 1, 2006 between the Company and Alastair McEwan(14)
10.22	Amendment No. 1 to Securities Purchase Agreement dated May 8, 2006 between the Company, ComVest Investment Partners II LLC and the additional purchasers set forth on the signature pages thereto(15)
10.23	Lease Agreement dated February 2006 between the Company and 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue, LLC(16)
10.24	Amendment to Registration Rights Agreement dated July 31, 2006 between the Company, ComVest Investment Partners II LLC and the additional parties set forth in the signature pages thereto(3)
10.25	Registration Rights Agreement dated July 31, 2006 between the Company and the additional purchasers set forth in the signature pages thereto(3)
10.26	Form of Officer, Director and Security holder Lock-Up Agreement issued in connection with the Averion acquisition(3)
10.27	Non-Compete and Non-Solicitation Agreement dated July 31, 2006 between the Company and Dr. Philip T. Lavin(3)
10.28	Employment Agreement dated July 31, 2006 between the Company and Dr. Philip T. Lavin(3)
10.29	Amendment to Asset Purchase Agreement dated September 6, 2006 by and among IT&E International Group, Inc., Millennix, Inc. and Gene Resnick, M.D.(6)
10.30	Amendment to Employment Agreement dated September 6, 2006 between IT&E International Group, Inc. and Gene Resnick, M.D.(6)
10.31	2005 Equity Incentive Plan, as amended September 21, 2006(4)
10.32	Employment Agreement dated January 11, 2007 between the Company and Christopher Codeanne(17)
10.33	Placement Agency Agreement dated October 17, 2006 between the Company and Commonwealth Associates, L.P.(18)
10.34	Amendment to Placement Agency Agreement dated November 8, 2006 between the Company and Commonwealth Associates, L.P.(18)
10.35	Form of Subscription Agreement related to the October 2006 Private Placement.(18)
10.36	Form of Officer, Director and Securityholder Lock-up Agreement related to the October 2006 Private Placement.(18)

Exhibit	Description
10.37	Supplement to Lock-Up Agreements dated November 20, 2006 related to the October 2006 Private Placement.(18)
10.38	Escrow Agreement dated November 8, 2006 by and among the Company, American Stock Transfer & Trust Company and Commonwealth Associates, L.P.(18)
10.39	Amendment to Placement Agency Agreement dated January 31, 2007 between the Company and Commonwealth Associates, L.P.(18)
10.40	Amendment to Placement Agency Agreement dated February 15, 2007 between the Company and Commonwealth Associates, L.P.(18)
10.41	2005 Equity Incentive Plan, as amended May 23, 2007(19)
10.42	Waiver dated June 14, 2007 between the Company and ComVest Investment Partners II LLC.(20)
10.43	Waiver dated June 14, 2007 between the Company and Gene Resnick.(20)
10.44	Waiver dated June 14, 2007 between the Company and the parties set forth in the signature pages thereto.(20)
10.45	Asset Purchase Agreement dated October 3, 2007 by and among the Company and IT&E International, on the one hand, and IT&E, Inc. and Phil Clarke and Harvey F. Greenawalt, on the other hand(21)
10.46	Securities Purchase Agreement dated October 31, 2007 by and between the Company and Cerep S.A.(21)
10.47	Securities Purchase Agreement dated October 31, 2007 by and among the Company and the investors listed on the Schedule of Buyers attached thereto(21)
10.48	Pledge Agreement dated October 31, 2007 by and between the Company and Cumulus Investors, LLC(21)
10.49	Security Agreement dated October 31, 2007 by and among the Company, IT&E International and Averion Inc., on the one hand, and Cumulus Investors, LLC, on the other hand(21)
10.50	Guaranty dated October 31, 2007 executed by IT&E International and Averion Inc.(21)
10.51	Registration Rights Agreement dated October 31, 2007 by and among the Company and the buyers whose signatures appear on the signature pages thereto(21)
10.52	Side Letter Agreement dated October 31, 2007 by and among the Company, ComVest Investment Partners II LLC, Cumulus Investors, LLC and Dr. Philip T. Lavin(21)
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

Exhibit	Description
10.55	Amendment to Registration Rights Agreement and Joinder Agreement dated November 5, 2007 by and among the Company, ComVest Investment Partners II LLC, Cumulus Investors, LLC, Dr. Philip T. Lavin, Gene Resnick, M.D., MicroCapital Fund, Ltd. and MicroCapital Fund LP(21)
10.56	Contract of Employment—Individual Conditions dated October 31, 2007 by and between the Company and Dr. Markus Weissbach(21)
10.57	Employment Agreement dated January 10, 2008 between Averion International Corp. and Dr. Markus Weissbach(22)
10.58	Employment Agreement dated April 24, 2008 between Averion International Corp. and Lawrence R. Hoffman(23)
10.59	2005 Equity Incentive Plan, as amended to date.(24)
10.60	2008 Cash Incentive Plan.(24)
10.61	Amendment, dated December 4, 2008, to Employment Agreement, dated January 10, 2008, by and between Averion International Corp. and Dr. Markus Weissbach(25)
10.62	Securities Purchase Agreement dated June 27, 2008 by and among Averion International Corp. and the investors listed on the Schedule of Buyers attached thereto*
10.63	Amendment No. 2 to Security Agreement dated June 27, 2008 by and among Averion International Corp. and Hesperion US, Inc., on the one hand, and Cumulus Investors, LLC, on the other hand*
10.64	Amendment No. 1 to Guaranty dated June 27, 2008 executed by Hesperion US, Inc.*
10.65
Amendment No. 2 to Securities Purchase Agreement and Waiver by and among Averion International Corp., on the one hand, and ComVest Investment Partners II LLC, Cumulus Investors, LLC, Dr. Philip T. Lavin, Gene Resnick, M.D., MicroCapital Fund, Ltd. and MicroCapital Fund LP, on the other hand*
10.66	Omnibus Amendment, dated March 13, 2009, between Averion International Corp. and the signatories thereto.*
21.1	Subsidiaries*
31.1	Certification of our Chief Executive Officer, pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of our Chief Financial Officer, pursuant to Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).*
32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).*

*
Filed Herewith.

(1)
Incorporated by reference to the Company's Current Report on Form 8-K filed on November 16, 2005.

(2)
Incorporated by reference to the Company's Current Report on Form 8-K filed on March 6, 2006.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K filed on August 4, 2006.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K filed on September 22, 2006.

(5)
Incorporated by reference to the Company's Current Report on Form 8-K filed on October 22, 2004.

(6)
Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2006.

(7)
Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on October 22, 2004.

(8)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed on August 15, 2005.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K filed on October 7, 2005.

(10)
Incorporated by reference to the Company's Amended Current Report on Form 8-K/A filed on January 4, 2006.

(11)
Incorporated by reference to the Company's Current Report on Form 8-K filed on September 28, 2005.

(12)
Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB filed on March 31, 2006.

(13)
Incorporated by reference to the Company's Current Report on Form 8-K filed on April 11, 2006.

(14)
Incorporated by reference to the Company's Current Report on Form 8-K filed on May 3, 2006.

(15)
Incorporated by reference to the Company's Current Report on Form 8-K filed on May 11, 2006.

(16)
Incorporated by reference to Exhibit 10.23 of the Company's Quarterly Report on Form 10-QSB filed on May 15, 2006.

(17)
Incorporated by reference to the Company's Current Report on Form 8-K filed on January 17, 2007.

(18)
Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 30, 2007.

(19)
Incorporated by reference to the Company's Current Report on Form 8-K filed on May 30, 2007.

(20)
Incorporated by reference to the Company's Current Report on Form 8-K filed on June 19, 2007.

(21)
Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on November 14, 2007.

(22)
Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2008.

(23)
Incorporated by reference to the Company's Current Report on Form 8-K filed on May 12, 2008.

(24)
Incorporated by reference to the Company's Current Report on Form 8-K filed September 9, 2008.

(25)
Incorporated by reference to the Company's Current Report on Form 8-K filed on December 5, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERION INTERNATIONAL CORP. (Registrant)
Date: March 27, 2009	By:	/s/ DR. MARKUS H. WEISSBACH Dr. Markus H. Weissbach Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capcity and on the dates indicated.

Signature	Title	Date

/s/ DR. MARKUS H. WEISSBACH Dr. Markus H. Weissbach	Chief Executive Officer (principal executive officer)	March 27, 2009
/s/ LAWRENCE R. HOFFMAN Lawrence R. Hoffman	Chief Financial Officer (principal financial and accounting officer)	March 27, 2009
/s/ MICHAEL FALK Michael Falk	Chairman and Director	March 27, 2009
/s/ DR. PHILIP LAVIN Dr. Philip Lavin	Director	March 27, 2009
/s/ ROBERT TUCKER Robert Tucker	Director	March 27, 2009
/s/ CECILIO RODRIGUEZ Cecilio Rodriguez	Director	March 27, 2009
/s/ ALASTAIR MCEWAN Alastair McEwan	Director	March 27, 2009
/s/ JAMES POWERS James Powers	Director	March 27, 2009