Form 10-Q
period 2009-03-31
Averion International Corp.
filed 2009-05-12
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Common Stock, $0.001 par value per share, 950,000,000 shares authorized, 639,257,754 issued and outstanding as of May 10, 2009.

AVERION INTERNATIONAL CORP.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,270	$4,492
Accounts receivable (net of allowance for doubtful accounts of $325 and $341 for 2009 and 2008, respectively)	12,183	11,168
Unbilled accounts receivable	7,815	7,816
Prepaid and other current assets	1,553	2,048
Total Current Assets	24,821	25,524
Property and equipment, net	5,526	6,229
Goodwill	25,528	25,528
Finite life intangibles (net of accumulated amortization of $4,161 and $3,846 for 2009 and 2008, respectively)	5,661	5,976
Deposits	614	709
Other non current assets	2,070	2,429
Total Assets	$64,220	$66,395

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,272	$3,964
Accrued payroll and employee benefits	2,860	2,367
Current portion of capital lease obligations	—	8
Current portion of accrued lease obligations	609	610
Customer advances	15,968	18,424
Unearned revenue	3,111	2,685
Deferred rent	452	463
Deferred transaction obligation	40	560
Other accrued liabilities	3,210	2,839
Total Current Liabilities	$30,522	$31,920

Notes payable	30,689	29,635
Accrued lease obligations, less current portion	2,295	2,696
Deferred taxes	1,636	1,847
Deferred pension obligation	963	1,047
Other long-term liabilities	—	65
Total Liabilities	$66,105	$67,210

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 950,000,000 shares authorized, 639,257,754 and 634,972,039 shares issued and outstanding, respectively	639	635
Convertible warrants	164	164
Common stock to be issued	—	837
Additional paid-in capital	49,500	48,551
Other comprehensive income (loss)	(198)	25
Retained deficit	(51,990)	(51,027)
Total Stockholders’ equity	(1,885)	(815)
Total Liabilities and Stockholders’ equity	$64,220	$66,395

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended March 31,
	2009	2008
Net service revenue	$15,710	$15,745
Reimbursement revenue	1,680	2,000
Total revenue	17,390	17,745

Operating expenses:
Direct expenses	9,401	9,646
Reimbursable out-of-pocket expenses	1,680	2,000
Sales, general and administrative expenses	4,866	5,642
Depreciation and amortization expense	786	1,017
Total operating expenses	16,733	18,305
Net operating income (loss)	657	(560)

Other income (expense):
Interest income	1	33
Interest expense	(804)	(457)
Foreign currency exchange gain (loss)	199	(778)
Amortization of debt discount and deferred financing costs	(1,135)	(1,156)
Other	124	20
Total other income (expense)	(1,615)	(2,338)

Loss before income taxes	(958)	(2,898)
Income tax (expense) benefit	(4)	129
Net loss	$(962)	$(2,769)

Net loss per share - basic and fully-diluted
Net loss	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	639,210	625,632

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	Mar 31, 2009	Mar 31, 2008
Cash flows from operating activities
Net loss	$(962)	$(2,769)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	473	446
Amortization of finite life intangibles	315	571
Amortization of debt discount and deferred financing costs	1,135	973
Amortization of deferred rent	(11)	(12)
Bad debt expense	(6)	84
Stock based compensation	116	74
Effect of exchange rate on foreign currency denominated assets and liabilities	(429)	373
Changes in assets and liabilities:
Accounts receivable, net	(1,221)	3,325
Unbilled accounts receivable	75	(3,143)
Prepaid and other current assets	495	(281)
Accounts payable	308	231
Accrued payroll and employee benefits	493	(387)
Deferred revenue	(698)	421
Other accrued liabilities	(514)	(501)
Net cash used by operating activities	(431)	(595)

Cash flows from investing activities
Purchase of property and equipment	(152)	(43)
Other	93	(6)
Net cash used by investing activities	(59)	(49)

Cash flows from financing activities
Payment on Cerep note	—	(3,038)
Payments on capital lease obligation	(409)	(7)
Payments on notes payable	—	(479)
Net cash used by financing activities	(409)	(3,524)
Effect of exchange rate changes on cash	(323)	275

Net decrease in cash and cash equivalents	(1,222)	(3,893)
Cash and cash equivalents, beginning of period	4,492	7,384
Cash and cash equivalents, end of period	$3,270	$3,491

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

2.                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended March 31, 2009 and 2008, respectively, should be read in conjunction with the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009.  These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations.  All adjustments are of a normal and recurring nature unless otherwise noted.  These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (“GAAP”) and in accordance with the applicable rules of the SEC, but do not include all of the information and disclosures required by GAAP for complete financial statements.  The operating results for the three months ended March 31, 2009 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2009.

Certain amounts in the December 31, 2008 balance sheet and the March 31, 2008 unaudited Statement of Operations and unaudited Statement of Cash Flows have been reclassified to conform to the presentation of the March 31, 2009 financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Averion International Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BUSINESS COMBINATIONS

 On January 1, 2009, the Company adopted the provisions of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”) and is applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, FAS 141R requires that changes in the amount of acquired tax attributes be included in the

Company’s results of operations. While FAS 141R applies only to business combinations with an acquisition date after its effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties have been applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. The adoption of the provisions of FAS 141R did not affect the Company’s historical consolidated financial statements.

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

REVENUE RECOGNITION

Revenues are primarily recognized on a time-and-materials or proportional performance basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectability is reasonably assured. We determine if the fee is fixed and determinable and collectability is reasonably assured based upon our judgment regarding the nature of the fee charged for services rendered and products delivered and the collectability of those fees. Arrangements range in length from less than one year to several years.

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from unit based and fixed price arrangements are generally recognized on a proportional performance basis. Revenues recognized on unit based and fixed price contracts are subject to revisions as the contract progresses to completion. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached a written agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectability is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the estimated contract costs will change in the near term and may have a material adverse impact on our financial performance. Revisions in our contract estimates are reflected in the period in which the determination is made and the facts and circumstances dictate a change of estimate. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

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

In general, amounts become billable to the customer pursuant to contractual terms in accordance with predetermined payment schedules. Unbilled accounts receivable represents revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed as of the balance sheet date. As of March 31, 2009 and December 31, 2008, unbilled accounts receivable included in current assets totaled $7.9 million and $7.8 million, respectively. The majority of these amounts were billed in the subsequent month.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of March 31, 2009 and December 31, 2008, deferred revenue was approximately $3.1 million and $2.7 million, respectively.

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

We act as an agent on behalf of company sponsors with regard to certain investigator payments. Accordingly, we exclude certain fees paid to investigators and the associated reimbursement from revenue and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations in accordance with the FASB Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The amount of investigator fees paid were $4.1 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled accounts receivable. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable and unbilled accounts receivable.  As of March 31, 2009, the total of accounts receivable and unbilled accounts receivable was $20.3 million. Of this amount, approximately 26%, and 11% was due from two customers, respectively. As of December 31, 2008, the total of accounts receivable and unbilled accounts receivable was $19.3 million. Of this amount, approximately 27% was due from one customer.

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

FINITE LIFE INTANGIBLE ASSETS

The Company accounts for finite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). Accordingly, finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change to the manner in which the asset is being used or its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes to the expected useful lives of these long-lived assets may also be an indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets and the resulting losses are included in the statement of operations. A valuation of the company was performed using a discounted cashflow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of certain finite-life intangible assets at December 31, 2008 was impaired. The impairment loss of $5.3 million is included in operating income in our consolidated results of operations for fiscal 2008. For the period ended March 31, 2009, the Company had no further impairment in the carrying value of its finite life intangibles.

GOODWILL

The Company accounts for goodwill as an indefinite life intangible asset in accordance with SFAS No. 142.  As such, the standard requires that goodwill be tested for impairment at least annually. As required by SFAS No. 142, the Company reviews goodwill for impairment on an annual basis in conjunction with our year end reporting date of December 31. The Company operates as one reporting unit and goodwill is evaluated based on this approach. A valuation of the Company was performed using a discounted cashflow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of goodwill at December 31, 2008 was significantly impaired. The impairment loss of $26.1 million is included in operating income in our consolidated results of operations for fiscal 2008. For the period ended March 31, 2009, the Company had no further impairment in the carrying value of its goodwill.

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

NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding.  Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive. Since the effect of the stock options and warrants which are included in the calculation of fully diluted shares outstanding is anti-dilutive, the fully diluted number of shares is not calculated and only basic earnings per share will be presented for the periods ending March 31, 2009 and 2008.

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

In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28 , Interim Financial Reporting , to require these disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for Averion International Corporation on April 1, 2009, will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB staff issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“FSP No. FAS 115-2 and FAS 124-2”). This FSP incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP No. FAS 115-2 and FAS 124-2 became effective for Averion International Corporation on April 1, 2009, will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB staff issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). The provisions of FSP No. FAS 157-4 became effective for Averion International Corporation on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

3.               GOODWILL

At March 31, 2009 and December 31, 2008, goodwill was $25.6 million.

As required by SFAS No. 142, the Company reviews goodwill for impairment on an annual basis in conjunction with our year end reporting date of December 31. The Company operates as one reporting unit and goodwill was evaluated based on this approach. A valuation of the Company was performed using a discounted cashflow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of goodwill at December 31, 2008 was significantly impaired. The impairment loss of $26.1 million was included in operating income in our consolidated results of operations for the year ended December 31, 2008.  For the period ended March 31, 2009, the Company had no further impairment or any other activity related to the carrying value of its goodwill.

4.             NOTES PAYABLE AND FINANCING ARRANGEMENTS

In July 2006, we purchased all of the outstanding capital stock of Averion Inc. In connection with that purchase we issued two year promissory notes in the aggregate principal amount of $0.7 million and five year promissory notes in the aggregate principal amount of $5.7 million, each bearing interest at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.25% as of January 1, 2007 and January 1, 2008, respectively).  At March 31, 2009, $5.7 million in principal payments remained on these notes, all of which are scheduled to be repaid by July 31, 2011.

We issued stock and Senior Secured Notes in connection with the Hesperion financing transaction during October and November of 2007.  The Senior Secured Notes have a principal amount at maturity of $26.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first year, 10% for the second year and 15% for the third year. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from March 31, 2009 to October 31, 2010 of $5.9 million.

We issued Cerep a promissory note (the “Cerep Note”) in connection with the Hesperion acquisition in the principal amount of 2.5 million Euros with interest accruing at a rate of 6% per annum due and payable quarterly in arrears.  The entire unpaid principal balance, plus all accrued and unpaid interest, is due and payable by October 31, 2010.  The principal amount of the Cerep Note has been discounted to fair value for balance sheet presentation.  The accretion of the original issue discount will cause an increase in indebtedness from March 31, 2009 to October 31, 2010 of $0.3 million.

We issued stock and New Senior Secured Notes in connection with a financing transaction during June of 2008.  The New Senior Secured Notes have a principal amount at maturity of $2.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first four months, 10% for the next twelve months and 15% for the final twelve months. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from March 31, 2009 to October 31, 2010 of $0.3 million.

On March 13, 2009, we entered into an agreement with certain holders of our Senior Secured Notes which amended the 2% transaction fee due and payable to the holders of those notes and allowed them to receive either an immediate payout of the fee due, or new senior secured notes in the principal amount equal to 3% of the purchase price of the holders prior note and on the same terms and conditions as the original Senior Secured Notes. In accordance with this new agreement we issued notes to a certain holder of our Senior Secured Notes in an aggregate amount equal to $0.3 million, and paid the remaining Senior Secured Note holders an aggregate cash payment equal to $0.3 million for the transaction fee amounts. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from March 31, 2009 to October 31, 2010 of $0.1 million.

Aggregate maturities of notes payable as of March 31, 2009 are as follows (in thousands):

2009	$—
2010	31,632
2011	5,700
Total	$37,332
Less: unamortized original issue discount	(6,643)
Total notes payable	30,689

5.             CONCENTRATION OF REVENUE AND ASSETS

Total revenues are attributed to geographic areas based on location of the customer. Assets are assigned based on physical location.

Geographic information is summarized as follows (in thousands):

	March 31,
	2009	2008
Total revenues:
United States	$8,598	$7,916
Europe	8,792	9,829
Total revenue	$17,390	$17,745

	March 31,	December 31,
	2009	2008
Long-lived assets, net of accumulated depreciation:
United States	$1,421	$1,500
Europe	4,105	4,729
Total long-lived assets, net	$5,526	$6,229

6.             COMMITMENTS AND CONTINGENCIES

We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operation.

7.             INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.  There have been no changes to the unrecognized tax benefit balance during the three months ended March 31, 2009 and no significant changes in the unrecognized tax benefit balance are expected in the next twelve months.

The Company’s effective tax rate was 0.4% for the three months ended March 31, 2009, which differs from the statutory rate as a result of state taxes (net of the federal benefit), the international rate differential, the increase in the valuation allowance and other permanent differences.

8.             COMPREHENSIVE LOSS

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows for the three month period ended March 31 (in thousands):

	2009	2008
Net Loss	$(962)	$(2,769)
Foreign currency translation adjustment	(223)	(498)
Comprehensive Loss	$(1,185)	$(3,267)

9.                                      POST-RETIREMENT BENEFITS

The Company has a contributory defined benefit plan (the “Benefit Plan”) covering its employees in Switzerland as mandated by the Swiss government. Benefits are based on the employee’s years of service and compensation. Benefits are paid directly by the Company when they become due, in conformity with the funding requirements of applicable government regulations.

The effect on the Company’s consolidated statement of operations of the Benefit Plan is as follows for the three month period ended March 31 (in thousands):

	2009	2008
Service cost	$175	$159
Interest cost on projected benefit obligation	58	63
Expected return on plan assets	(54)	(60)
Recognized net actuarial loss	59	—
Net periodic pension expense	$238	$162

During the three months ended March 31, 2009 and 2008, the Company contributed $0.1 million and $0.6 million respectively to the Benefit Plan. The Company expects to contribute an additional $0.5 million to the Benefit Plan for the year ending December 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information discussed below is derived from the unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2009 and 2008, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.

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

Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology and medical device companies as major clients, and we believe this dependence will continue. Our client list includes several large pharmaceutical and biotechnology companies. With the strategic acquisition of Hesperion Ltd., we have expanded our customer base, which has diluted some of the financial impact of having a significant portion of our revenues concentrated solely in a few key clients. For the three month period ended March 31, 2009, approximately 35% of our total net service revenues were from two clients, representing 24%, and 11% of total net services revenues, respectively. For the three month period ended March 31, 2008, 22% of our total net service revenues were from two clients, representing 11% and 11% of total net service revenues, respectively. Although the expansion of our client base through the acquisitions of Averion Inc. and Hesperion Ltd. has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on us.

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

Backlog

Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent.  Many of our studies and projects are performed over an extended period of time, which may be several years.  Amounts included in backlog have not yet been recognized as net service revenue in our consolidated statement of operations.  Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or proportional performance basis.  The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog.  Our backlog for clinical research services was approximately $55.8 million at March 31, 2009, representing an increase of approximately $0.1 million from backlog of $55.7 million at December 31, 2008.

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

Application of Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the preparation of our financial statements when both of the following are present:

•	the estimate is complex in nature or requires a high degree of judgment; and

•	the use of different estimates and assumptions could have a material impact on the consolidated financial statements.

We have discussed the development and selection of our critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors. Those estimates critical to the preparation of our consolidated financial statements are listed below.

Revenue Recognition

Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to accounting principles generally recognized in the United States of America (“GAAP”).  Revenue is recognized as work is performed and amounts are earned in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. For contracts with fees billed on a time-and-materials basis, we generally recognize revenue over the period of performance.

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

Long-lived assets

Our long-lived assets include finite-life intangible assets and property and equipment. We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change to the manner in which the asset is being used or its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes to the expected useful lives of these long-lived assets may also be an indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets and the resulting losses are included in the statement of operations.

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

Expected volatility is calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected life of the option assumption is based on the simplified or “safe-haven” method outlined in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” as amended by SAB No. 110.  The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

We believe there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS No. 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics different from those of freely traded options and because changes in the subjective input assumptions can materially affect our estimates of fair values (such as attrition), in our opinion, existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods than those currently applied under SFAS No. 123R and those previously applied under SFAS No. 123 in determining our pro forma amounts, the compensation expense that we record in the future under SFAS No. 123R may differ significantly from what we have reported during the periods ended March 31, 2009 and 2008, respectively.

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

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for a discussion of accounting standards adopted during the three months ended March 31, 2009 and recent accounting standards not yet adopted.

Results of Operations

Three months ended March 31, 2009 and 2008

The following table presents an overview of our results of continuing operations for the three months ended March 31, 2009 and 2008.

	March 31, 2009		March 31, 2008
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$15,710	100%	$15,745	100%
Direct expenses	9,401	60%	9,646	61%
SG&A expense	4,866	31%	5,642	36%
Depreciation and amortization	786	5%	1,017	6%
Net operating income (loss)	657	4%	(560)	(4)%
Other income (expense)	(1,615)	(10)%	(2,338)	(15)%
Loss before income tax expense	(958)	(6)%	(2,898)	(18)%
Income tax (expense) benefit	(4)	1%	129	1%
Net loss	$(962)	(6)%	$(2,769)	(18)%

Net service revenue for the three months ending March 31, 2009 remained flat as compared to the three months ending March 31, 2008.  The lack of growth is attributable to an absence of contract signings during the prior year which would have contributed to first quarter revenue as those engagements developed during the current year period. We have been able to offset the reduction of prior year backlog with new business project signings and a quick progression of those projects to revenue producing engagements during the first quarter of 2009. Newly signed contracts during the quarter ended March 31, 2009 were $28.1 million as compared to $14.5 million during the same quarter in 2008.

Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses decreased by $0.2 million to $9.4 million for the three months ended March 31, 2009 from $9.6 million for the three months ended March 31, 2008. As a percentage of net service revenues, direct expenses decreased to 60% during the three months ended March 31, 2009 from 61% during the comparative period in 2008. The improvement in direct expenses as a percentage of net service revenues was principally the result of an increase in staff utilization on clinical study activities.

Selling, general and administrative expenses include the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended March 31, 2009 were $4.9 million or 31% of net service revenue, as compared to $5.6 million or 36% of net service revenue for the three month period ended March 31, 2008. The decrease in expenses of $0.7 million was primarily due to certain staff reductions and cost efficiencies during the current period as compared with the prior year as we worked to align the two companies, post-merger. In addition, we undertook a complete review of all SG&A departments and expenses during the fourth quarter of 2008 continuing into the first quarter of 2009 and reduced expenses where we could. Reductions in professional fees, travel, recruiting costs, sales and marketing expenses, and computer hardware and software costs all contributed to our savings in this area.

Depreciation expense remained flat at $0.4 million for the three months ended March 31, 2009 and 2008, respectively. Amortization expense decreased to $0.4 million for the three months ended March 31, 2009 from $0.6 million for the three months ended March 31, 2008, primarily due to the reduction in carrying values assigned to finite life intangibles due to the impairment and associated write-down of those assets during the quarter ended December 31, 2008.

Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $0.8 million for the three months ended March 31, 2009, as compared to $0.4 million for the same period in 2008, due to the increase in the principal amount outstanding as a result of notes issued during June of 2008. In addition, we incurred approximately $1.1 million of non-cash expense for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition.  During the three months ended March 31, 2009, we experienced foreign currency exchange gains of approximately $0.2 million as compared to foreign currency exchange losses of $0.8 million during the prior year. This current year gain was primarily due to the net effects of a stronger U.S. dollar against the Swiss franc and the Euro. We carry a Euro denominated note on our U.S. books as a result of the acquisition of Hesperion. This note is in the amount of EUR 2.5 million and is due during the latter half of 2010. In addition, we have receivable and payable balances on the books of our Swiss subsidiary that are denominated in currencies other than the functional currency of that subsidiary, the Swiss franc. As foreign exchange rates change from period to period these receivables and payables are revalued resulting in an offsetting gain or loss in the income statement.

Our net loss from for the three months ended March 31, 2009 decreased to $1.0 million, as compared to a net loss of $2.8 million, for the three months ended March 31, 2008.

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

At March 31, 2009 we had cash and cash equivalents of $3.3 million as compared to $3.5 million at March 31, 2008, a decrease of $0.2 million. Approximately $2.9 million in cash was located outside of the United States at March 31, 2009.

Our primary operating cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures, and facilities-related expenses.

Net cash used by operating activities was $0.4 million for the three months ended March 31, 2009, as compared to $0.6 million for the three months ended March 31, 2008. The amount of noncash charges included in net loss from continuing operations during the quarter ended March 31, 2009 was $1.6 million as compared to $2.5 million during the same quarter in 2008. Operating activities contributing to our use of cash included increases in our accounts receivable and unbilled accounts receivable balances of $1.3 million and decreases of deferred revenue and customer advances of approximately $1.1 million during the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. These cash use increases were partially offset by an increase in accrued payroll of $0.9 and a decrease in prepaid expenses of $0.8 million. Other accrued liabilities and accounts payable increased $0.1 million each as compared to the same period in the prior year.

Net cash used by investing activities was comprised primarily of small outlays for the purchase of capital equipment and was minimal for both periods presented. In addition, we were able to reduce balances on outstanding lease deposits which partially offset our cash use from these outlays.

Net cash used by financing activities was $0.4 million for the three months ended March 31, 2009, compared with net cash used by financing activities of $3.5 million for the three months ended March 31, 2008. The decrease was directly attributable to the payment of approximately $3.0 million to Cerep in January 2008, which represented a deferred portion of the purchase price related to the October 2007 acquisition of Hesperion.

We issued Senior Secured Notes in connection with the Hesperion financing transaction during October and November of 2007.  The Senior Secured Notes have a principal amount at maturity of $26.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first year, 10% for the second year and 15% for the third year. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010.

In addition, we issued additional Senior Secured Notes in connection with a financing transaction during June of 2008.  The additional Senior Secured Notes have a principal amount at maturity of $2.0 million and interest is due and payable quarterly in arrears in the amount of 3% for the first four months, 10% for the next twelve months and 15% for the final twelve months. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010.

We currently do not have the funds necessary to enable us to repay the Senior Secured Notes and we do not anticipate generating such funds through our operations.  If we are unable to refinance our Senior Secured Notes or enter into another strategic transaction prior to the date on which the Senior Secured Notes become due, then the holders of such Senior Secured Notes may be able to foreclose on our assets or otherwise force the liquidation of our Company, which could result in the total loss of your investment.

Off Balance Sheet Financing Arrangements

As of March 31, 2009, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements.”  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital raising or expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

However, whether actual results or developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control.

Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; and (ii) our business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, the burden of repaying interest and principal on our Senior Secured Notes, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.  We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the SEC, particularly our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

On January 1, 2009, we issued 4,285,714 shares of our common stock to Dr. Gene Resnick.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company was technically in default with respect to the repayment of interest on the Senor Secured Notes in the aggregate amount of $0.6 million, which was due to the holders of the Senior Secured Notes on January 31, 2009.  At the time of the default, we were actively negotiating a resolution to the matter.  On March 13, 2009, the Company and the requisite holders of the Senior Secured Notes amended the terms of the Senior Secured Notes to reflect that the Quarterly Interest Payments (as such term is defined in the Senior Secured Notes) for the calendar quarters commencing on October 1, 2008 and January 1, 2009 shall become due and payable by the Company to each holder of Senior Secured Notes on June 30, 2009, as disclosed in a Current Report on Form 8-K filed by us with the Securities and Exchange Commission on March 17, 2009.

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

Averion International Corp.
(Registrant)

Dated: May 12, 2009	By:	/s/ Dr. Markus H. Weissbach
Dr. Markus H. Weissbach
Chief Executive Officer

Dated: May 12, 2009	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Chief Financial Officer