Form 10-Q
period 2009-06-30
Averion International Corp.
filed 2009-08-07
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50095
AVERION INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4354185 (IRS Employer Identification No.)

225 Turnpike Road,
Southborough, Massachusetts	01772
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (508) 597-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $0.001 par value per share, 950,000,000 shares authorized, 639,257,754 issued and outstanding as of August 3, 2009.

AVERION INTERNATIONAL CORP.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,424	$4,492
Accounts receivable (net of allowance for doubtful accounts of $427 and $341 for 2009 and 2008, respectively)	10,569	11,168
Unbilled accounts receivable	6,027	7,816
Prepaid and other current assets	1,725	2,048

Total Current Assets	23,745	25,524

Property and equipment, net	5,376	6,229
Goodwill	25,528	25,528
Finite life intangibles (net of accumulated amortization of $4,475 and $3,846 for 2009 and 2008, respectively)	5,347	5,976
Deposits	643	709
Other non current assets	2,032	2,429

Total Assets	$62,671	$66,395

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,286	$3,964
Accrued payroll and employee benefits	3,375	2,367
Current portion of capital lease obligations	—	8
Current portion of accrued lease obligations	610	610
Customer advances	14,552	18,424
Deferred revenue	3,028	2,685
Deferred rent	412	463
Deferred transaction obligation	40	560
Accrued interest payable	2,004	615
Other accrued liabilities	2,029	2,224

Total Current Liabilities	$28,336	$31,920

Notes payable	31,937	29,635
Accrued lease obligations, less current portion	2,324	2,696
Deferred taxes	1,548	1,847
Deferred pension obligation	1,019	1,047
Other long-term liabilities	—	65

Total Liabilities	$65,164	$67,210

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 950,000,000 shares authorized, 639,257,754 and 634,972,039 shares issued and outstanding, respectively	639	635
Convertible warrants	164	164
Common stock to be issued	—	837
Additional paid-in capital	49,896	48,551
Other comprehensive (loss) income	(19)	25
Retained deficit	(53,173)	(51,027)

Total Stockholders’ equity	(2,493)	(815)

Total Liabilities and Stockholders’ equity	$62,671	$66,395

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net service revenue	$15,881	$18,694	$31,591	$34,439
Reimbursement revenue	2,218	2,168	3,898	4,168

Total revenue	18,099	20,862	35,489	38,607

Operating expenses:
Direct expenses	8,664	9,813	18,065	19,458
Reimbursable out-of-pocket expenses	2,218	2,168	3,898	4,168
Sales, general and administrative expenses	5,209	6,804	10,075	12,447
Depreciation and amortization expense	796	1,030	1,582	2,047

Total operating expenses	16,887	19,815	33,620	38,120

Net operating income	1,212	1,047	1,869	487

Other income (expense):
Interest income	2	57	3	90
Interest expense	(886)	(618)	(1,690)	(1,075)
Foreign currency exchange gain (loss)	(137)	25	62	(753)
Amortization of debt discount	(1,161)	(903)	(2,296)	(2,059)
Other	(10)	34	114	54

Total other income (expense)	(2,192)	(1,405)	(3,807)	(3,743)

Loss from operations before income taxes	(980)	(358)	(1,938)	(3,256)
Income tax expense	204	219	208	90

Net loss	$(1,184)	$(577)	$(2,146)	$(3,346)

Net loss per share — basic and fully-diluted
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	639,257,754	625,802,419	639,234,075	625,717,437

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net loss	$(2,146)	$(3,346)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation of fixed assets and amortization of software	952	905
Amortization of finite life intangibles	629	1,142
Amortization of debt discount	2,082	2,059
Amortization of deferred financing costs	207	158
Amortization of deferred rent	(46)	(23)
Bad debt expense	86	109
Stock based compensation	512	275
Effect of exchange rate on foreign currency denominated assets and liabilities	(341)	464
Changes in assets and liabilities:
Accounts receivable, net	512	3,381
Unbilled accounts receivable	1,790	(4,645)
Prepaid and other current assets	322	135
Accounts payable	(1,678)	(54)
Accrued payroll and employee benefits	2,027	627
Deferred revenue	(2,980)	(240)
Deferred taxes	(174)	(162)
Other accrued liabilities	(201)	(1,737)

Net cash provided (used) by operating activities	1,553	(952)

Cash flows from investing activities
Purchase of property and equipment	(375)	(563)
Other	110	(6)

Net cash used by investing activities	(265)	(569)

Cash flows from financing activities
Payment on Cerep note	—	(3,038)
Payments on capital lease obligation	(254)	(14)
Proceeds from debt issuance	—	2,000
Payments on notes payable	—	(1,066)

Net cash used by financing activities	(254)	(2,118)

Effect of exchange rate changes on cash	(102)	185

Net increase (decrease) in cash and cash equivalents	932	(3,454)
Cash and cash equivalents, beginning of period	4,492	7,384

Cash and cash equivalents, end of period	$5,424	$3,930

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited financial statements for the three and six months ended June 30, 2009 and 2008, respectively, should be read in conjunction with the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009. These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (“GAAP”) and in accordance with the applicable rules of the SEC, but do not include all of the information and disclosures required by GAAP for complete financial statements. The operating results for the three and six months ended June 30, 2009 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2009.
Certain amounts in the December 31, 2008 balance sheet and the June 30, 2008 unaudited Statement of Operations and unaudited Statement of Cash Flows have been reclassified to conform to the presentation of the June 30, 2009 financial statements.
The Company has evaluated subsequent events through August 7, 2009, the filing date of this document, and has disclosed those events that we consider material in footnote 10, Subsequent Events.
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Averion International Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
BUSINESS COMBINATIONS
The Company applies US GAAP to business combinations. US GAAP establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, US GAAP requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations.

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
In general, amounts become billable to the customer pursuant to contractual terms in accordance with predetermined payment schedules. Unbilled accounts receivable represents revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed as of the balance sheet date. As of June 30, 2009 and December 31, 2008, unbilled accounts receivable included in current assets totaled $6.0 million and $7.8 million, respectively. The majority of these amounts were billed in the subsequent month.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of June 30, 2009 and December 31, 2008, deferred revenue was approximately $3.0 million and $2.7 million, respectively.
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
We act as an agent on behalf of company sponsors with regard to certain investigator payments. Accordingly, we exclude certain fees paid to investigators and the associated reimbursement from revenue and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations. The amount of investigator fees excluded from revenue was $1.4 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively. The amount of investigator fees excluded from revenue was $5.5 for the six months ended June 30, 2009 and 2008.
CONCENTRATION OF CREDIT RISK
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled accounts receivable. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable and unbilled accounts receivable. As of June 30, 2009, the total of accounts receivable and unbilled accounts receivable was $16.6 million. Of this amount, approximately 14%, 14%, and 12% was due from three customers, respectively. As of December 31, 2008, the total of accounts receivable and unbilled accounts receivable was $19.3 million. Of this amount, approximately 27% was due from one customer.
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
FINITE LIFE INTANGIBLE AND LONG-LIVED ASSETS
Finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change to the manner in which the asset is being used or its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes to the expected useful lives of these long-lived assets may also be an indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets and the resulting losses are included in the statement of operations. A valuation of the Company was performed using a discounted cash flow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of certain finite-life intangible assets at December 31, 2008 was impaired. The impairment loss of $5.3 million is included in operating income in our consolidated results of operations for the 2008 fiscal year. For the period ended June 30, 2009, the Company performed no impairment testing on its finite life intangible assets.
GOODWILL
The Company accounts for goodwill as an indefinite life intangible asset and tests for impairment at least annually. The Company reviews goodwill for impairment on an annual basis in conjunction with our year end reporting date of December 31. The Company operates as one reporting unit and goodwill is evaluated based on this approach. A valuation of the Company was performed using a discounted cash flow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of goodwill at December 31, 2008 was significantly impaired. The impairment loss of $26.1 is included in operating income in our consolidated results of operations for the 2008 fiscal year. For the three and six month periods ending June 30, 2009, the Company performed no impairment testing on its goodwill.
STOCK-BASED COMPENSATION
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
Expected volatility is calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected term assumption is based on the simplified or “safe-haven” method which calculates the term based on certain grant date provisions. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.
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

NET LOSS PER SHARE
Basic net income (loss) per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive. Since the effect of the stock options and warrants which are included in the calculation of fully diluted shares outstanding is anti-dilutive, the fully diluted number of shares is not calculated and only basic earnings per share will be presented for the three and six months periods ending June 30, 2009 and 2008.
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
DEFINED BENEFIT PENSION PLANS
The Company maintains a statutory defined benefit pension plan for its employees in Benelux and Switzerland for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Pension benefit obligations are determined by independent actuaries using management’s best estimate assumptions, with accrued benefits prorated on service. Obligations are recorded under the corridor method.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Standards Adopted in 2009
Subsequent Events
On April 1, 2009, the Company adopted the provisions of FASB Statement No. FAS 165, Subsequent Events (“FAS 165”), on a prospective basis. The provisions of FAS 165 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Additionally, FAS 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. For the three and six months ended June 30, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 on August 7, 2009. The adoption of the provisions of FAS 165 did not affect the Company’s historical consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
On April 1, 2009, the Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”), on a prospective basis. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements. The adoption of the provisions of FSP No. FAS 107-1 and APB 28-1 did not affect the Company’s historical consolidated financial statements.
Recognition and Presentation of Other-Than-Temporary-Impairments
On April 1, 2009, the Company adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“FSP No. FAS 115-2 and FAS 124-2”), on a prospective basis. This FSP incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The adoption of the provisions of FSP No. FAS 115-2 and FAS 124-2 did not affect the Company’s historical consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
On April 1, 2009, the Company adopted the provisions of FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”), on a prospective basis. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of the provisions of FSP No. FAS 157-4 did not affect the Company’s historical consolidated financial statements.
Fair Value Measurements
On January 1, 2009, the Company adopted the provisions of FAS 157 related to nonfinancial assets and liabilities on a prospective basis. FAS 157 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of the provisions of FAS 157 did not affect the Company’s historical consolidated financial statements.
Business Combinations
On January 1, 2009, the Company adopted the provisions of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”), and is applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after purchase accounting is completed will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for deferred tax asset valuation allowances and acquired income tax uncertainties is applicable to acquisitions that occurred both prior and subsequent to the adoption of FAS 141R. The adoption of the provisions of FAS 141R did not affect the Company’s historical consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities
On January 1, 2009, the Company adopted the provisions of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”). The provisions of FAS 161 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of the provisions of FAS 161 requires prospective disclosures and accordingly did not affect the Company’s historical consolidated financial statements.
Accounting for Collaborative Arrangements
On January 1, 2009, the Company adopted the provisions of EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. The provisions of EITF 07-1 did not affect the Company’s historical consolidated financial statements.
Recent Accounting Standards Not Yet Adopted
Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”), which establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of FAS 168 will be applied prospectively beginning in the third quarter of 2009 and will have no impact on the Company’s consolidated financial statements.
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“FAS 166”). The provisions of FAS 166 amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”), by removing the concept of a qualifying special-purpose entity and removing the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN46”), to variable interest entities that were previously considered qualifying special-purpose entities. The provisions of FAS 166 will become effective for Averion on January 1, 2010. The Company expects the provisions of FAS 166 will have no impact on the Company’s consolidated financial statements.

Amendments to FASB Interpretation No. 46(R)
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (“FAS 167”), which amends the definition of the primary beneficiary of a VIE and will require the Company to assess each reporting period if any of the Company’s variable interests give it a controlling financial interest in the applicable VIE. The provisions of FAS 167 will become effective for Averion on January 1, 2010. The Company expects the provisions of FAS 167 to have no impact the Company’s consolidated financial statements.
3. GOODWILL
At June 30, 2009 and December 31, 2008, goodwill was $25.5 million.
The Company reviews goodwill for impairment on an annual basis in conjunction with our year end reporting date of December 31. The Company operates as one reporting unit and goodwill was evaluated based on this approach. A valuation of the Company was performed using a discounted cash flow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of goodwill at December 31, 2008 was significantly impaired. The impairment loss of $26.1 was included in operating income in our consolidated results of operations for the year ended December 31, 2008. For the three and six month periods ending June 30, 2009, the Company performed no impairment testing on its goodwill.
4. NOTES PAYABLE AND FINANCING ARRANGEMENTS
In July 2006, we purchased all of the outstanding capital stock of Averion Inc. In connection with that purchase we issued two year promissory notes in the aggregate principal amount of $0.7 million and five year promissory notes in the aggregate principal amount of $5.7 million, each bearing interest at the prime rate of interest as set forth at the beginning of the calendar year (8.25% and 7.25% as of January 1, 2007 and January 1, 2008, respectively). At June 30, 2009, $5.7 million in principal payments remained on these notes, all of which are scheduled to be repaid by July 31, 2011.
We issued stock and Senior Secured Notes in connection with the Hesperion financing transaction during October and November of 2007. The Senior Secured Notes have a principal amount at maturity of $26.0 million and carry interest in the amount of 3% for the first year, 10% for the second year and 15% for the third year. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these Senior Secured Notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from June 30, 2009 to October 31, 2010 of $5.0 million.
We issued Cerep a promissory note (the “Cerep Note”) in connection with the Hesperion acquisition in the principal amount of 2.5 million Euros with interest accruing at a rate of 6% per annum due and payable quarterly in arrears. The entire unpaid principal balance, plus all accrued and unpaid interest is due and payable by October 31, 2010. The principal amount of the Cerep Note has been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from June 30, 2009 to October 31, 2010 of $0.2 million.
We issued stock and New Senior Secured Notes in connection with a financing transaction during June of 2008. The New Senior Secured Notes have a principal amount at maturity of $2.0 million and carry interest in the amount of 3% for the first four months, 10% for the next twelve months and 15% for the final twelve months. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principle amounts of these New Senior Secured Notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from June 30, 2009 to October 31, 2010 of $0.3 million.
On March 13, 2009, we entered into an agreement with certain holders of our Senior Secured Notes which amended the 2% transaction fee due and payable to the holders of those notes and allowed them to receive either an immediate payout of the fee due, or new senior secured notes in the principal amount equal to 3% of the purchase price of each holder’s prior note and on the same terms and conditions as the original Senior Secured Notes. In accordance with this new agreement we issued notes to certain holders of our Senior Secured Notes in an aggregate amount equal to $0.3 million, and paid the remaining Senior Secured Note holders an aggregate cash payment equal to $0.3 million for the transaction fee amounts. The principle amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from June 30, 2009 to October 31, 2010 of $0.1 million.

As of June 30, 2009 we have approximately $2.0 million in deferred interest payments outstanding on the Senior Secured Notes and the New Senior Secured notes which is due and payable on June 30, 2009 (see note 10).
Aggregate maturities of notes payable as of June 30, 2009 are as follows (in thousands):

2009	$—
2010	31,842
2011	5,700

Total	$37,542
Less: unamortized original issue discount	(5,605)

Total notes payable	31,937

5. CONCENTRATION OF REVENUE AND ASSETS
Total revenues are attributed to geographic areas based on location of the customer. Assets are assigned based on physical location.
Geographic information is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Total revenues:	2009	2008	2009	2008
United States	$9,096	$9,801	$17,694	$17,717
Europe	9,003	11,061	17,795	20,890

Total revenue	$18,099	$20,862	$35,489	$38,607

	June 30,	December 31,
	2009	2008
Long-lived assets, net of accumulated depreciation:
United States	$1,287	$1,500
Europe	4,089	4,729

Total long-lived assets, net	$5,376	$6,229

6. COMMITMENTS AND CONTINGENCIES
We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operations.
7. INCOME TAXES
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements. There have been no changes to the unrecognized tax benefit balance during the six months ended June 30, 2009 and no significant changes in the unrecognized tax benefit balance are expected in the next twelve months.
The Company’s effective tax rate was 10.0% for the six months ended June 30, 2009, which differs from the statutory rate as a result of state taxes (net of the federal benefit), the international rate differential, the increase in the valuation allowance and other permanent differences.

8. COMPREHENSIVE LOSS
The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(1,184)	$(577)	$(2,146)	$(3,346)
Change in accumulated translation adjustments	179	580	(44)	83

Total comprehensive income (loss)	$(1,005)	$3	$(2,190)	$(3,263)

9. POST-RETIREMENT BENEFITS
The Company has a contributory defined benefit plan (the “Benefit Plan”) covering its employees in Switzerland as mandated by the Swiss government. Benefits are based on the employee’s years of service and compensation. Benefits are paid directly by the Company when they become due, in conformity with the funding requirements of applicable government regulations.
The effect on the Company’s consolidated statement of operations of the Benefit Plan is as follows for the three month period ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	2009	2008	2009	2008
Service cost	$175	$159	$350	$318
Interest cost on projected benefit obligation	58	63	116	126
Expected return on plan assets	$(54)	$(60)	$(108)	$(120)

Net periodic pension expense	179	162	358	324

During the six months ended June 30, 2009 and 2008, the Company contributed $0.3 million and $0.6 million respectively to the Benefit Plan. The Company expects to contribute an additional $0.3 million to the Benefit Plan for the year ending December 31, 2009.
10. SUBSEQUENT EVENTS
Effective July 29, 2009 the Company made the following changes to its management structure as outlined more fully in an 8-K filed with the Securities and Exchange Commission on July 30, 2009.
Dr. Markus Weissbach resigned as our Chief Executive Officer and was immediately appointed as our Executive Chairman.
Dr. Philip T. Lavin resigned as our Executive Chairman and was immediately appointed as Vice Chairman of our board of directors (the “Board”) and Founder.
Peter C. Gonze has been appointed as the Company’s President.
James H. McGuire, was appointed unanimously by the sitting members of the Company’s Board to become a member of our Board, in order to fill the one vacancy currently existing on our Board. Mr. McGuire will also serve as Chairman of the Board. Our Board has not yet determined the committees, if any, to which Mr. McGuire will be appointed.
As of July 1, 2009, we were technically in default with respect to the repayment of interest on the Senior Secured Notes in the aggregate amount of $2.0 million, which was due to the holders of such Senior Secured Notes on June 30, 2009. On July 31, 2009, the Company and the requisite holders of the Senior Secured Notes reached a negotiated resolution of the matter, which sets forth a schedule for payment of the past due interest due under the Senior Secured Notes in installments over the following two months. We made the first scheduled installment payment of approximately $0.6 million to the holders of the Senior Secured Notes on July 31, 2009.
During July of 2009, we signed a $5.2 million change order with one of our larger customers. Approximately $2.1 million of that change order value relates to services performed prior to June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information discussed below is derived from the unaudited consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2009 and 2008, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
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
Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology and medical device companies as major clients, and we believe this dependence will continue. Our client list includes several large pharmaceutical and biotechnology companies. With the strategic acquisition of Hesperion, we have expanded our customer base, which has diluted some of the financial impact of having a significant portion of our revenues concentrated solely in a few key clients. For the six month period ended June 30, 2009, approximately 39% of our total net service revenues were from two clients, representing 21%, and 18% of total net services revenues, respectively. For the six month period ended June 30, 2008, 22% of our total net service revenues were from one client. Although the expansion of our client base through the acquisitions of Averion Inc. and Hesperion has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on us.
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
Backlog
Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net service revenue in our Consolidated Statement of Operations. Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or proportional performance basis. The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog. Our backlog for clinical research services was approximately $62.3 million at June 30, 2009, representing an increase of approximately $6.6 million from backlog of $55.7 million at December 31, 2008.
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
Revenue Recognition
Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to GAAP. Revenue is recognized as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. For contracts with fees billed on a time-and-materials basis, we generally recognize revenue over the period of performance.
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
Expected volatility is calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information is available. The Company will continue to use a weighted average approach using its own historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The expected life of the option assumption is based on the simplified or “safe-haven” method. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.
We believe there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics different from those of freely traded options and because changes in the subjective input assumptions can materially affect our estimates of fair values (such as attrition), in our opinion, existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined using an option-pricing model that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions in future periods than those currently applied and those previously applied in determining our pro forma amounts, the compensation expense that we record in the future may differ significantly from what we have reported during the periods for the three and six months periods ending June 30, 2009 and 2008 respectively.

Income Taxes
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in the jurisdictions in which we operate, including the United States, Switzerland, Germany, Israel, the United Kingdom, France, Austria, the Netherlands, and several eastern European countries. It is our policy to file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are not currently under examination by any federal, state or local taxing jurisdiction. The 2002 to 2008 tax years for which we have filed tax returns with federal, state and local taxing jurisdictions remain subject to examination. In the normal course of business, we conduct operations in various state and local taxing jurisdictions. We may have exposure for examination or tax assessment by a state or local taxing jurisdiction where we have not historically filed tax returns. We believe any such potential tax assessment would not have a material impact on our financial position or results of operations. Our overall effective tax rate fluctuates due to a variety of factors, including changes in the geographic mix or estimated level of annual pretax income, the ability to utilize our accumulated net operating loss carryforwards and newly enacted tax legislation in each of the jurisdictions in which we operate.
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
Recent Accounting Standards
See Note 2 to the accompanying consolidated financial statements for a discussion of accounting standards adopted during the six months ended June 30, 2009 and recent accounting standards not yet adopted.

Results of Operations
Three months ended June 30, 2009 and 2008
The following table presents an overview of our results of continuing operations for the three months ended June 30, 2009 and 2008.

	June 30, 2009		June 30, 2008
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$15,881	100%	$18,694	100%
Direct expenses	8,664	55%	9,813	52%
SG&A expense	5,209	33%	6,804	36%
Depreciation and amortization	796	5%	1,030	6%
Net operating income	1,212	8%	1,047	6%
Other income (expense)	(2,192)	(14)%	(1,405)	(8)%
Loss before income tax expense	(980)	(6)%	(358)	(2)%
Income tax expense	204	1%	219	1%
Net loss	$(1,184)	(7)%	$(577)	(3)%
Net service revenue for the three months ending June 30, 2009 decreased $2.8 million to $15.9 million as compared to $18.7 million for the three months ending June 30, 2008. The 2008 results include $3.3 million in previously deferred revenue recognized as a large contract was signed during June 2008. Approximately $2.5 million of this revenue related to services delivered prior to the June, 2008 quarter. Absent the aforementioned contract, net service revenue for the current period remained flat as compared to the three months ending June 30, 2008. The lack of revenue growth is attributable to a lower level of contract signings during the prior year which would have contributed to 2009 revenue as those engagements developed during the current year period. We have been able to offset the reduction of prior year backlog with new business project signings and a quick progression of those projects to revenue producing engagements during 2009. Newly signed contracts during the quarter ended June 30, 2009 were $17.4 million as compared to $11.0 million during the same quarter in 2008.
Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses decreased by $1.1 million to $8.7 million for the three months ended June 30, 2009 from $9.8 million for the three months ended June 30, 2008. As a percentage of net service revenues, direct expenses increased to 55% during the three months ended June 30, 2009 from 52% during the comparative period in 2008. The unfavorable variance in direct expenses as a percentage of net service revenues is principally the result of $2.5 million in revenue recognized during the comparative 2008 period where the services related with that revenue and the associated costs had occurred and been recorded in earlier quarters.
Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended June 30, 2009 were $5.2 million, or 33% of net service revenue, as compared to $6.8 million, or 36% of net service revenue for the three month period ended June 30, 2008. The decrease in expenses of $1.6 million was primarily due to certain staff reductions and cost efficiencies during the current period as compared with the prior year as we worked to align the two companies, post-merger during 2008. In addition, we undertook a complete review and expense reduction initiative in all SG&A departments during the fourth quarter of 2008 continuing into the first quarter of 2009. Reductions in professional fees, travel, recruiting costs, and computer hardware and software costs all contributed to our savings in this area.
Depreciation expense increased slightly to $0.5 million for the three months ended June 30, 2009 from $0.4 million for the comparable period in 2008. Amortization expense decreased to $0.3 million for the three months ended June 30, 2009 from $0.6 million for the three months ended June 30, 2008, primarily due to the reduction in carrying values assigned to finite life intangibles due to the impairment and associated write-down of those assets during the quarter ended December 31, 2008.
Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $0.9 million for the three months ended June 30, 2009, as compared to $0.6 million for the same period in 2008, due to the increase in the principal amount outstanding as a result of notes issued during June of 2008. In addition, we incurred approximately $1.2 million of non-cash expense for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition. During the three months ended June 30, 2009, we experienced foreign currency exchange losses of approximately $0.1 million as compared to a minimal foreign currency exchange gain during the prior year. This current quarter loss was primarily due to the net effects of a weaker U.S. dollar against the Swiss franc and the Euro. We carry a Euro denominated note on our U.S. books as a result of the acquisition of Hesperion. This note is in the amount of EUR 2.5 million and is due during the latter half of 2010. In addition, we have receivable and payable balances on the books of our Swiss subsidiary that are denominated in currencies other than the functional currency of that subsidiary, the Swiss franc. As foreign exchange rates change from period to period these receivables and payables are revalued resulting in an offsetting gain or loss in the income statement.

Our net loss for the three months ended June 30, 2009 increased to $1.2 million, as compared to a net loss of $0.6 million, for the three months ended June 30, 2008.
Six months ended June 30, 2009 and 2008
The following table presents an overview of our results of continuing operations for the six months ended June 30, 2009 and 2008.

	June 30, 2009		June 30, 2008
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$31,591	100%	$34,439	100%
Direct expenses	18,065	57%	19,458	56%
SG&A expense	10,075	32%	12,447	36%
Depreciation and amortization	1,582	5%	2,047	6%
Net operating income	1,869	6%	487	1%
Other income (expense)	(3,807)	12%	(3,743)	(11)%
Loss before income tax expense	(1,938)	(6)%	(3,256)	(9)%
Income tax expense	208	—	90	—
Net loss	$(2,146)	(7)%	$(3,346)	(10)%
Net service revenue for the six months ending June 30, 2009 decreased $2.8 million to $31.6 million as compared to $34.4 million for the six months ending June 30, 2008. The 2008 results include $3.3 million in previously deferred revenue recognized as a large contract was signed during June 2008. Approximately $1.7 million of this revenue related to services delivered prior to 2008. Absent of the aforementioned 2008 contract, net service revenue for the current period decreased approximately $1.1 million as compared to the six months ending June 30, 2008. The decrease is attributable to a lower level of contract signings during the prior year which would have contributed to 2009 revenue as those engagements developed during the current year. We have been able to partially offset the reduction of prior year backlog with new business project signings and a quick progression of those projects to revenue producing engagements during 2009. Newly signed contracts during 2009 were $45.6 million as compared to $27.7 million during 2008.
Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses decreased by $1.4 million to $18.1 million for the six months ended June 30, 2009 from $19.5 million for the six months ended June 30, 2008. As a percentage of net service revenues, direct expenses increased to 57% during the six months ended June 30, 2009 from 56% during the comparative period in 2008. The unfavorable variance in direct expenses as a percentage of net service revenues is principally the result of $1.7 million in revenue recognized during the comparative 2008 period where the services related with that revenue and the associated costs had occurred and been recorded in earlier quarters. This variance was largely offset by an increase in staff utilization on clinical study activities.
Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the six months ended June 30, 2009 were $10.1 million or 32% of net service revenue, as compared to $12.4 million or 36% of net service revenue for the six month period ended June 30, 2008. The decrease in expenses of $2.3 million was primarily due to certain staff reductions and cost efficiencies during the current year as compared with the prior year as we worked to align Averion and Hesperion’s operations during 2008 following the Hesperion acquisition. In addition, we undertook a complete review and expense reduction initiative in all SG&A departments during the fourth quarter of 2008 continuing into the first quarter of 2009. Reductions in professional fees, travel, recruiting costs, and computer hardware and software costs all contributed to our savings in this area.

Depreciation expense increased slightly to $1.0 million for the six months ended June 30, 2009 as compared to $0.9 million for the comparative 2008 period. Amortization expense decreased to $0.6 million for the six months ended June 30, 2009 from $1.1 million for the six months ended June 30, 2008, primarily due to the reduction in carrying values assigned to finite life intangibles due to the impairment and associated write-down of those assets during the quarter ended December 31, 2008.
Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $1.7 million for the six months ended June 30, 2009, as compared to $1.0 million for the same period in 2008, due to the increase in the principal amount outstanding as a result of notes issued during June of 2008. In addition, we incurred approximately $2.3 million of non-cash expense for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition. During the six months ended June 30, 2009, we experienced foreign currency exchange gains of approximately $0.1 million as compared to foreign currency exchange losses of $0.8 million during the prior year. This current year gain was primarily due to the net effects of a stronger U.S. dollar against the Swiss franc and the Euro. We carry a Euro denominated note on our U.S. books as a result of the acquisition of Hesperion. This note is in the amount of EUR 2.5 million and is due during the latter half of 2010. In addition, we have receivable and payable balances on the books of our Swiss subsidiary that are denominated in currencies other than the functional currency of that subsidiary, the Swiss franc. As foreign exchange rates change from period to period these receivables and payables are revalued resulting in an offsetting gain or loss in the income statement.
Our net loss for the six months ended June 30, 2009 decreased to $2.1 million, as compared to a net loss of $3.3 million, for the six months ended June 30, 2008.
Liquidity and Capital Resources
We have financed our growth and operations from the issuances of debt and equity, and cash flows from operations. The CRO industry is generally not capital intensive. Our principal source of cash for operations is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be materially and adversely affected. Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations will be sufficient to meet our operating needs for the next twelve months.
At June 30, 2009 we had cash and cash equivalents of $5.4 million as compared to $3.9 million at June 30, 2008, an increase of $1.5 million. Approximately $4.1 million in cash was located outside of the United States at June 30, 2009. Amounts are principally held in bank deposits with major financial institutions in countries whose governments guarantee those deposits (primarily in Switzerland and the United States.) Our expected primary cash needs on both a short and long-term basis are for working capital, payment of interest on outstanding notes, expansion of services, capital expenditures, possible future acquisitions, geographic expansion, and other general corporate purposes.
Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2009, an increase of $2.6 million from the corresponding 2008 period. The amount of non-cash charges included in net loss from operations during the six months ended June 30, 2009 was $4.0 million as compared to $5.1 million during the six months ended June 30, 2008.
The change in net assets used in operating activities resulted in a use of $0.4 million in cash during the six months ended June 30, 2009, primarily due to a reduction in customer deposits and accounts payable, partially offset by collections on unbilled accounts receivable and accounts receivable and increases in compensation related accruals. The change in net operating assets used $2.7 million in cash during the six months ended June 30, 2008, primarily due to a reduction in other accrued liabilities as we paid down accruals associated with the Hesperion acquisition. In addition, accounts receivable and unbilled accounts receivable increased during the first six months of 2008. These uses of cash increases were partially offset by an increase in accrued payroll and benefits during that same period.
Net cash used by investing activities was comprised primarily of outlays for the purchase of capital equipment and was minimal for both periods presented. In addition, we were able to reduce balances on outstanding lease deposits which contributed to the favorable period over period variance.

Net cash used by financing activities was $0.3 million for the six months ended June 30, 2009, compared with net cash used by financing activities of $2.1 million for the six months ended June 30, 2008. The decrease was attributable to the payment of approximately $3.0 million to Cerep in January 2008, which represented a deferred portion of the purchase price related to the October 2007 acquisition of Hesperion, and $1.1 million in payments on our Junior notes offset by a $2.0 debt issuance in June of 2008.
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
We currently do not have the funds necessary to enable us to repay the Senior Secured Notes when they come due in October of 2010, and we do not anticipate generating such funds through our operations. If we (i) are unable to make any future interest payments as they may come due, or (ii) are unable to refinance the Senior Secured Notes or otherwise enter into another strategic transaction prior to the date on which the Senior Secured Notes become due and payable, then in each case the holders of such Senior Secured Notes will have the right to initiate liquidation proceedings against the company and foreclose on our assets. We are actively exploring strategic alternatives, including a possible restructuring of our outstanding debt as well as strategic alternatives related to decreasing our operating costs. To this end, our Board has appointed a special committee of independent directors to negotiate directly with our debt holders and to explore alternative strategic possibilities.
Off Balance Sheet Financing Arrangements
As of June 30, 2009, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.
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
Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; and (ii) our business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our ability to repay our debts as they come due, our limited operating history, the burden of repaying interest and principal on our Senior Secured Notes, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the SEC, particularly our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009.

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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control over Financial Reporting
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
As of July 1, 2009, we were technically in default with respect to the repayment of interest on the Senior Secured Notes in the aggregate amount of $2.0 million, which was due to the holders of such Senior Secured Notes on June 30, 2009. At the time of the default, we were actively negotiating a resolution to the matter. On July 31, 2009, the Company and the requisite holders of the Senior Secured Notes reached a negotiated resolution of the matter, which sets forth a schedule for payment of the past due interest due under the Senior Secured Notes in installments over the following two months. We made the first scheduled installment payment of approximately $0.6 million to the holders of the Senior Secured Notes on July 31, 2009. In addition, we are actively exploring strategic alternatives, including a possible restructuring of our outstanding debt as well as strategic alternatives related to decreasing our operating costs. Accordingly, our Board has appointed a special committee of independent directors to evaluate the results of negotiations between management and our debt holders including any strategic alternatives advanced by management or the Board.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit
Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Averion International Corp.
(Registrant)

Dated: August 7, 2009	By:	/s/ James H. McGuire James H. McGuire
Chairman of the Board

Dated: August 7, 2009	By:	/s/ Lawrence R. Hoffman Lawrence R. Hoffman
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*