Form 10-Q
period 2009-09-30
Averion International Corp.
filed 2009-11-13
CIK 1193940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $0.001 par value per share, 950,000,000 shares authorized, 639,257,753 issued and outstanding as of November 13, 2009.

AVERION INTERNATIONAL CORP.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,824	$4,492
Accounts receivable (net of allowance for doubtful accounts of $423 and $341 for 2009 and 2008, respectively)	11,331	11,168
Unbilled accounts receivable	5,583	7,816
Prepaid and other current assets	2,054	2,048

Total Current Assets	24,792	25,524

Property and equipment, net	5,183	6,229
Goodwill	25,528	25,528
Finite life intangibles (net of accumulated amortization of $4,782 and $3,846 for 2009 and 2008, respectively)	5,040	5,976
Deposits	678	709
Other non current assets	1,877	2,429

Total Assets	$63,098	$66,395

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,554	$3,964
Accrued payroll and employee benefits	3,104	2,367
Current portion of capital lease obligations	—	8
Current portion of accrued lease obligations	610	610
Customer advances	14,788	18,424
Deferred revenue	2,733	2,685
Deferred rent	400	463
Deferred transaction obligation	40	560
Accrued interest payable	768	615
Other accrued liabilities	2,906	2,224

Total Current Liabilities	$26,903	$31,920

Notes payable	33,122	29,635
Accrued lease obligations, less current portion	2,319	2,696
Deferred taxes	1,248	1,847
Deferred pension obligation	1,068	1,047
Other long-term liabilities	—	65

Total Liabilities	$64,660	$67,210

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 950,000,000 shares authorized, 639,257,753 and 634,972,039 shares issued and outstanding, respectively	639	635
Convertible warrants	164	164
Common stock to be issued	—	837
Additional paid-in capital	50,191	48,551
Other comprehensive income	146	25
Retained deficit	(52,702)	(51,027)

Total Stockholders’ equity	(1,562)	(815)

Total Liabilities and Stockholders’ equity	$63,098	$66,395

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net service revenue	$17,269	$15,900	$48,860	$50,339
Reimbursement revenue	1,768	2,153	5,666	6,321

Total revenue	19,037	18,053	54,526	56,660

Operating expenses:
Direct expenses	8,230	9,868	26,295	29,326
Reimbursable out-of-pocket expenses	1,768	2,153	5,666	6,321
Sales, general and administrative expenses	4,730	5,878	14,805	18,325
Depreciation and amortization expense	776	1,011	2,358	3,058

Total operating expenses	15,504	18,910	49,124	57,030

Net operating income (loss)	3,533	(857)	5,402	(370)

Other income (expense):
Interest income	1	7	4	27
Interest expense	(906)	(454)	(2,596)	(1,529)
Foreign currency exchange gain (loss)	(396)	509	(334)	(244)
Amortization of debt discount	(1,165)	(1,199)	(3,461)	(3,258)
Other	33	76	147	200

Total other income (expense)	(2,433)	(1,061)	(6,240)	(4,804)

Income (loss) from operations before income taxes	1,100	(1,918)	(838)	(5,174)
Income tax expense	629	122	837	212

Net income (loss)	$471	$(2,040)	$(1,675)	$(5,386)

Net income (loss) per share – basic and fully-diluted
Net income (loss)	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	639,257,753	634,996,948	639,242,054	628,833,185

The accompanying notes are an integral part of these consolidated financial statements.

AVERION INTERNATIONAL CORP.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(1,675)	$(5,386)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation of fixed assets and amortization of software	1,422	1,365
Amortization of finite life intangibles	936	1,693
Amortization of debt discount and financing costs	3,461	3,520
Amortization of deferred rent	(63)	(35)
Bad debt expense	23	(232)
Stock based compensation	807	617
Effect of exchange rate on foreign currency denominated assets and liabilities	565	590
Changes in assets and liabilities:
Accounts receivable	(186)	666
Unbilled accounts receivable	2,233	(4,290)
Prepaid and other current assets	(6)	(529)
Accounts payable	(2,410)	356
Accrued payroll and employee benefits	1,805	225
Deferred revenue and customer deposits	(3,766)	2,481
Deferred taxes	(487)	(136)
Other accrued liabilities	(496)	(1,707)

Net cash provided (used) by operating activities	2,163	(802)

Cash flows from investing activities
Purchase of property and equipment	(399)	(1,034)
Other	76	(8)

Net cash used by investing activities	(323)	(1,042)

Cash flows from financing activities
Payment on Cerep note	—	(3,038)
Payments on capital lease obligation	(413)	(22)
Proceeds from debt issuance	—	2,000
Payments on notes payable	—	(2,156)

Net cash used by financing activities	(413)	(3,216)

Effect of exchange rate changes on cash	(95)	47

Net increase (decrease) in cash and cash equivalents	1,332	(5,013)
Cash and cash equivalents, beginning of period	4,492	7,384

Cash and cash equivalents, end of period	$5,824	$2,371

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
2. REVERSE/FORWARD STOCK SPLIT AND GO PRIVATE TRANSACTION
On September 4, 2009, we filed with the Securities and Exchange Commission (the “SEC”) an Information Statement on Schedule 14C and a Schedule 13E-3, each related to a going private transaction (collectively, the Information Statement”). As more fully set forth in the Information Statement, the Averion International Board of Directors (“Board”), including all of its independent, non-employee directors, authorized, and stockholders approved, a twenty thousand five hundred to one reverse split of Averion common stock, followed immediately thereafter by a one to twenty thousand five hundred Forward Split of Averion common stock (the “Reverse/Forward Stock Split”). In so doing, the Board formed a Special Committee comprised of independent directors to review and, if determined to be fair, recommend to the full Board a Reverse/Forward Stock Split ratio and a price per share to be paid for the shares of Averion common stock held by stockholders holding less than twenty thousand five hundred shares that are to be cashed out as a result of the Reverse/Forward Stock Split.
The Special Committee recommended to the Board and the Board authorized a price per share of one cent to be paid for the shares of Averion common stock held by stockholders holding less than twenty thousand five hundred shares that are to be cashed out as a result of the Reverse/Forward Stock Split. When the Reverse/Forward Stock Split becomes effective, holders of at least twenty thousand five hundred shares of common stock will have no change in the number of shares of common stock held. They will also not participate in any cash payments.
Averion has approximately eight hundred seventy five stockholders of record of its common stock, of which approximately seven hundred twenty five stockholders each own fewer than twenty thousand five hundred shares. In the aggregate, the shares held by these small holders comprise less than 1% of Averion outstanding capital stock. When the Reverse/Forward Stock Split is effected, approximately one hundred twenty five stockholders will remain as holders of Averion common stock, beneficially owning 100% of the outstanding common stock. Common stockholders, who now beneficially own approximately 99% of the outstanding common stock, will beneficially own 100% of the outstanding common stock after the Reverse/Forward Stock Split.
The Reverse/Forward Stock Split will not affect the outstanding stock options, whether exercisable or unexercisable, granted under Averion’s option plans and holders of options will, following the Reverse/Forward Stock Split, continue to hold options for the same number of shares of common stock at the same exercise prices and other option terms. The Reverse/Forward Stock Split will not affect the outstanding warrants to purchase Averion common stock and holders of warrants will, following the Reverse/Forward Stock Split, continue to hold warrants to purchase the same number of shares of common stock at the same exercise prices and other warrant terms.

When the Reverse/Forward Stock Split becomes effective, the Company will be able to terminate registration of its securities under Section 12(g) of the Exchange Act, suspend its duty to file periodic reports pursuant to Section 15(d) of the Exchange Act, and terminate the quotation of shares of its common stock on the OTCBB. Once Averion terminates registration of its common stock under Section 12(g) of the Exchange Act, suspends its duty to file periodic reports pursuant to Section 15(d) of the Exchange Act and terminate the quotation of our common stock, we will no longer be obligated to file periodic reports with the SEC or furnish reports to our stockholders.
Although the Reverse/Forward Stock Split has been approved by the requisite number of stockholders, our Board reserves the right, in its discretion, to abandon the Reverse/Forward Stock Split prior to the effective date if it determines that abandoning the Reverse/Forward Stock Split is in the best interests of the Company and its stockholders.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited financial statements for the three and nine months ended September 30, 2009 and 2008, respectively, should be read in conjunction with the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009. These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. These financial statements, including the notes, have been prepared in accordance with generally accepted accounting principles (“GAAP”) and in accordance with the applicable rules of the SEC, but do not include all of the information and disclosures required by GAAP for complete financial statements. The operating results for the three and nine months ended September 30, 2009 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2009.
Certain amounts in the December 31, 2008 balance sheet and unaudited Statement of Cash Flows have been reclassified to conform to the presentation of the September 30, 2009 financial statements.
The Company has evaluated subsequent events through November 13, 2009, the filing date of this document, and has determined that there were no new material events to disclose.
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
In general, amounts become billable to the customer pursuant to contractual terms in accordance with predetermined payment schedules. Unbilled accounts receivable represents revenue recognized to date that is currently not billable to the client pursuant to contractual terms or was not billed as of the balance sheet date. As of September 30, 2009 and December 31, 2008, unbilled accounts receivable included in current assets totaled $5.6 million and $7.8 million, respectively. The majority of these amounts were billed in the subsequent month.
Deferred revenue represents amounts billed to customers for which revenue has not been recognized at the balance sheet date. As of September 30, 2009 and December 31, 2008, deferred revenue was approximately $2.7 million and $2.7 million, respectively.
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
We act as an agent on behalf of company sponsors with regard to certain investigator payments. Accordingly, we exclude certain fees paid to investigators and the associated reimbursement from revenue and reimbursable out-of-pocket expenses in the Consolidated Statements of Operations. The amount of investigator fees excluded from revenue was $0.7 million and $3.9 million for the three months ended September 30, 2009 and 2008, respectively. The amount of investigator fees excluded from revenue was $6.2 million and $9.4 million for the nine months ended September 30, 2009 and 2008, respectively.
CONCENTRATION OF CREDIT RISK
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled accounts receivable. Our clients consist primarily of a small number of companies within the pharmaceutical, biotechnology and medical device industries. These industries may be affected by general business and economic factors, which may impact accounts receivable and unbilled accounts receivable. As of September 30, 2009, the total of accounts receivable and unbilled accounts receivable was $17.3 million. Of this amount, approximately 14%, 13%, 13% and 12% was due from four respective customers. As of December 31, 2008, the total of accounts receivable and unbilled accounts receivable was $19.3 million. Of this amount, approximately 27% was due from one customer.
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

FINITE LIFE INTANGIBLE AND LONG-LIVED ASSETS
Finite life intangibles are amortized over their estimated useful lifes which range between 1 and 10 years. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such circumstances would include a significant decrease in the market price of a long-lived asset, a significant adverse change to the manner in which the asset is being used or its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes to the expected useful lives of these long-lived assets may also be an indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets and the resulting losses are included in the statement of operations. A valuation of the Company was performed using a discounted cash flow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of certain finite-life intangible assets at December 31, 2008 was impaired. The impairment loss of $5.3 million is included in operating income in our consolidated results of operations for the 2008 fiscal year. For the period ended September 30, 2009, the Company performed no impairment testing on its finite life intangible assets.
GOODWILL
The Company accounts for goodwill as an indefinite life intangible asset and tests for impairment at least annually. The Company reviews goodwill for impairment on an annual basis in conjunction with our year end reporting date of December 31. The Company operates as one reporting unit and goodwill is evaluated based on this approach. A valuation of the Company was performed using a discounted cash flow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of goodwill at December 31, 2008 was significantly impaired. The impairment loss of $26.1 million is included in operating income in our consolidated results of operations for the 2008 fiscal year. For the period ending September 30, 2009, the Company performed no impairment testing on its goodwill.
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

NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive. The strike prices of the existing stock options currently outstanding are all above the average stock price of the Company during the three month period ended September 30, 2009. Under these circumstances, the fully diluted number of shares is not calculated and only basic earnings per share will be presented for the three and nine month periods ending September 30, 2009 and 2008.
OTHER COMPREHENSIVE INCOME
Other comprehensive income represents the change in equity of a business enterprise from non-stockholder transactions affecting stockholders’ equity that are not included in net income (loss) on the Consolidated Statement of Operations and are reported as a separate component of stockholders’ equity. Other comprehensive income includes any adjustments resulting from the translation process of the financial statements of our foreign entities functional currency to U.S. dollars using the current rate method and actuarial gains or losses on our defined pension benefit plans.
DEFINED BENEFIT PENSION PLANS
The Company maintains statutory defined benefit pension plans for its employees in Benelux and Switzerland for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Pension benefit obligations are determined by independent actuaries using management’s best estimate assumptions, with accrued benefits prorated on service. Obligations are recorded under the corridor method.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Standards Adopted in 2009
Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification TM (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). Averion adopted the ASC on July 1, 2009. This standard did not have an impact on Averion’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.
Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of the provisions of this standard did not affect the Company’s historical consolidated financial statements.

Subsequent Events
In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. The additional disclosures required by this standard are included in Note 3.
Recognition and Presentation of Other-Than-Temporary-Impairments
In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For Averion, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on Averion’s consolidated results of operations or financial condition.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For Averion, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on Averion’s consolidated results of operations or financial condition.
Business Combinations
In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For Averion, this standard was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. This standard had no immediate impact upon adoption by Averion.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified in ASC 815, which requires additional disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit-risk-related. The standard was effective for Averion beginning January 1, 2009 on a prospective basis. The adoption did not affect the Company’s historical consolidated financial statements.

Accounting for Collaborative Arrangements
In December 2007, the FASB ratified a standard related to accounting for collaborative arrangements which discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The standard indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to ASC 605-45, Principle Agent Consideration. Additionally, the guidance provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative standards; analogy to such standards if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. This guidance was effective for Averion beginning January 1, 2009 and applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The adoption of this standard did not have a material impact on Averion’s consolidated results of operations or financial condition.
Recent Accounting Standards Not Yet Adopted
Certain Revenue Arrangements That Include Software Elements
In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For Averion, ASU No. 2009-14 is effective beginning January 1, 2011. Averion may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, Averion must elect the same transition method for this guidance as that chosen for ASU No. 2009-13. The Company is currently evaluating the impact of this standard on Averion’s consolidated results of operations and financial condition.
Multiple-Deliverable Revenue Arrangements
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For Averion, ASU No. 2009-13 is effective beginning January 1, 2011. Averion may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on Averion’s consolidated results of operations and financial condition.

Measuring Liabilities at Fair Value
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For Averion, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on Averion’s consolidated results of operations or financial condition.
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For Averion, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because Averion historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on Averion’s consolidated results of operations or financial condition.
Variable Interest Entities
In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For Averion, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on Averion’s consolidated results of operations or financial condition.
Postretirement Benefit Plans
In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets. This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value (see Note 10). The disclosures under this standard are required for annual periods ending after December 15, 2009. Averion is currently evaluating the requirements of these additional disclosures.
4. GOODWILL
At September 30, 2009 and December 31, 2008, goodwill was $25.5 million.
The Company reviews goodwill for impairment on an annual basis in conjunction with our year end reporting date of December 31. The Company operates as one reporting unit and goodwill was evaluated based on this approach. A valuation of the Company was performed using a discounted cash flow analysis and a market-based approach giving appropriate weighting to both. Using these guidelines it was determined that the carrying value of goodwill at December 31, 2008 was significantly impaired. The impairment loss of $26.1 million was included in operating income in our consolidated results of operations for the year ended December 31, 2008. For the three and nine month periods ending September 30, 2009, the Company performed no impairment testing on its goodwill.
5. NOTES PAYABLE AND FINANCING ARRANGEMENTS
In July 2006, we purchased all of the outstanding capital stock of Averion Inc. In connection with that purchase we issued two year promissory notes in the aggregate principal amount of $0.7 million and five year promissory notes in the aggregate principal amount of $5.7 million, each bearing interest at the prime rate of interest as set forth at the beginning of the calendar year (3.25% and 7.25% as of January 1, 2009 and 2008, respectively). At September 30, 2009, $5.7 million in principal payments remained on these notes, all of which are scheduled to be repaid by July 31, 2011.

We issued stock and Senior Secured Notes in connection with the Hesperion financing transaction during October and November of 2007. The Senior Secured Notes have a principal amount at maturity of $26.0 million and carry interest in the amount of 3% for the first year, 10% for the second year and 15% for the third year. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principal amounts of these Senior Secured Notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from September 30, 2009 to October 31, 2010 of $4.1 million.
We issued Cerep a promissory note (the “Cerep Note”) in connection with the Hesperion acquisition in the principal amount of 2.5 million Euros with interest accruing at a rate of 6% per annum due and payable quarterly in arrears. The entire unpaid principal balance, plus all accrued and unpaid interest is due and payable by October 31, 2010. The principal amount of the Cerep Note has been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from September 30, 2009 to October 31, 2010 of $0.2 million.
We issued stock and New Senior Secured Notes in connection with a financing transaction during June of 2008. The New Senior Secured Notes have a principal amount at maturity of $2.0 million and carry interest in the amount of 3% for the first four months, 10% for the next twelve months and 15% for the final twelve months. The entire unpaid principal balance plus all accrued and unpaid interest is due and payable by October 31, 2010. The principal amounts of these New Senior Secured Notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from September 30, 2009 to October 31, 2010 of $0.2 million.
On March 13, 2009, we entered into an agreement with certain holders of our Senior Secured Notes which amended the 2% transaction fee due and payable to the holders of those notes and allowed them to receive either an immediate payout of the fee due, or new senior secured notes in the principal amount equal to 3% of the purchase price of each holder’s prior note and on the same terms and conditions as the original Senior Secured Notes. In accordance with this new agreement we issued notes to certain holders of our Senior Secured Notes in an aggregate amount equal to $0.3 million, and paid the remaining Senior Secured Note holders an aggregate cash payment equal to $0.3 million for the transaction fee amounts. The principal amounts of these notes have been discounted to fair value for balance sheet presentation. The accretion of the original issue discount will cause an increase in indebtedness from September 30, 2009 to October 31, 2010 of $0.1 million.
As of June 30, 2009, we owed an aggregate of approximately $2.0 million in interest on our Senior Secured Notes that had not been timely paid to the holders of our Senior Secured Notes. On July 30, 2009, we entered into an agreement with certain holders of our Senior Secured Notes to amend the schedule for the payment of the interest amounts owed to the holders of our Senior Secured Notes so that the Company would pay the interest in three monthly installments, with the first monthly installment due on or before July 31, 2009, the second monthly installment due on or before August 31, 2009, and the final monthly installment due on or before September 28, 2009. No additional interest was to accrue on the interest amounts owed to the holders of our Senior Secured Notes during the extended repayment period. Accordingly, the aforementioned interest amounts owed to the holders of our Senior Secured Notes were paid in full in accordance with the amended schedule for payment.
As of September 30, 2009 we have approximately $0.7 million in interest payments outstanding on the Senior Secured Notes and the New Senior Secured notes which is due and payable on September 30, 2009 and is included in the accrued interest payable section of our balance sheet.
Aggregate maturities of notes payable as of September 30, 2009 are as follows (in thousands):

2009	$—
2010	31,978
2011	5,700

Total	$37,678
Less: unamortized original issue discount	(4,556)

Total notes payable	$33,122

6. CONCENTRATION OF REVENUE AND ASSETS
Total revenues are attributed to geographic areas based on location of the customer. Assets are assigned based on physical location.
Geographic information is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Total revenues:	2009	2008	2009	2008
United States	$8,465	$7,638	$26,159	$25,354
Europe	10,572	10,415	28,367	31,306

Total revenue	$19,037	$18,053	$54,526	$56,660

	September 30,	December 31,
	2009	2008
Long-lived assets, net of accumulated depreciation:
United States	$1,212	$1,500
Europe	3,971	4,729

Total long-lived assets, net	$5,183	$6,229

7. COMMITMENTS AND CONTINGENCIES
We are involved in various legal actions arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or results of operations.
8. INCOME TAXES
The Company applies the provisions of ASC Topic 740, Income Taxes, on January 1, 2007. This topic clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There have been no changes to the unrecognized tax benefit balance during the nine months ended September 30, 2009 and no significant changes in the unrecognized tax benefit balance are expected in the next twelve months.
The Company’s effective tax rate was 100% for the nine months ended September 30, 2009, which differs from the statutory rate as a result of state taxes (net of the federal benefit), the international rate differential, the increase in the valuation allowance and other permanent differences.
9. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$471	$(2,040)	$(1,675)	$(5,386)
Change in accumulated translation adjustments	165	239	121	322

Total comprehensive income (loss)	$636	$(1,801)	$(1,554)	$(5,064)

10. POST-RETIREMENT BENEFITS
The Company has a contributory defined benefit plan (the “Benefit Plan”) covering its employees in Switzerland as mandated by the Swiss government. Benefits are based on the employee’s years of service and compensation. Benefits are paid directly by the Company when they become due, in conformity with the funding requirements of applicable government regulations.
The effect on the Company’s consolidated statement of operations of the Benefit Plan is as follows for the three and nine month period ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	2009	2008	2009	2008

Service cost	$175	$176	$525	$494
Interest cost on projected benefit obligation	58	38	174	164
Expected return on plan assets	(54)	(35)	(162)	(155)
Settlement Cost	—	289	—	289

Net periodic pension expense	179	468	537	792

During the nine months ended September 30, 2009 and 2008, the Company contributed $0.5 million and $0.6 million respectively to the Benefit Plan. The Company expects to contribute an additional $0.2 million to the Benefit Plan for the year ending December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information discussed below is derived from the unaudited consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2009 and 2008, and should be read in conjunction therewith. Our results of operations for a particular quarter may not be indicative of results expected during subsequent quarters or for the entire year.
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
Our industry continues to be dependent on the research and development efforts of pharmaceutical, biotechnology and medical device companies as major clients, and we believe this dependence will continue. Our client list includes several large pharmaceutical and biotechnology companies. With the strategic acquisition of Hesperion, we have expanded our customer base, a significant portion of our revenues are highly concentrated in a few key clients. For the nine month period ended September 30, 2009, approximately 33% of our total net service revenues were from two clients, representing 23%, and 10% of total net services revenues, respectively. For the nine month period ended September 30, 2008, 22% of our total net service revenues were from one client. Although the expansion of our client base through the acquisitions of Averion Inc. and Hesperion has increased our revenues, the loss of business from any of our major clients could have a material adverse effect on us.
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
On September 4, 2009, we filed with the SEC the Information Statement related to our going private transaction and related Reverse/Forward Stock Split. We expect to complete the Reverse/Forward Stock Split and the related going private transaction approximately twenty days after the Information Statement is first mailed to our stockholders.
Backlog
Our clinical research backlog consists of anticipated net service revenue from uncompleted projects which have been authorized by the client, through a written contract or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net service revenue in our Consolidated Statement of Operations. Once contracted work begins, net service revenue is recognized over the life of the contract on a fee for service or proportional performance basis. The recognition of net service revenue reduces our backlog while the awarding of new business increases our backlog. Our backlog for clinical research services was approximately $80.8 million at September 30, 2009, representing an increase of approximately $25.1 million from backlog of $55.7 million at December 31, 2008.

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
We believe there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics different from those of freely traded options and because changes in the subjective input assumptions can materially affect our estimates of fair values (such as attrition), in our opinion, existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined using an option-pricing model that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions in future periods than those currently applied and those previously applied in determining our pro forma amounts, the compensation expense that we record in the future may differ significantly from what we have reported during the periods for the three and nine months periods ending September 30, 2009 and 2008, respectively.

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
Recent Accounting Standards
See Note 3 to the accompanying consolidated financial statements for a discussion of accounting standards adopted during the nine months ended September 30, 2009 and recent accounting standards not yet adopted.

Results of Operations
Three months ended September 30, 2009 and 2008
The following table presents an overview of our results of continuing operations for the three months ended September 30, 2009 and 2008.

	September 30, 2009		September 30, 2008
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$17,269	100%	$15,900	100%
Direct expenses	8,230	48%	9,868	62%
SG&A expense	4,730	27%	5,878	37%
Depreciation and amortization	776	4%	1,011	6%
Net operating income (loss)	3,533	20%	(857)	(5)%
Other income (expense)	(2,433)	(14)%	(1,061)	(6)%
Income (loss) before income tax expense	1,100	6%	(1,918)	(12)%
Income tax expense	629	(4)%	122	(1)%
Net income (loss)	$471	3%	$(2,040)	(13)%
Net service revenue for the three months ending September 30, 2009 increased $1.4 million to $17.3 million as compared to $15.9 million for the three months ending September 30, 2008. The 2009 results include $2.1 million in previously deferred revenue recognized as a large contract was signed during July of 2009. A significant portion of this revenue related to services delivered during 2009, but prior to the September, 2009 quarter. Absent the aforementioned contract, net service revenue for the current period declined slightly as compared to the three months ending September 30, 2008. The absence of revenue growth is attributable to a lower level of contract signings during the prior year which would have contributed to 2009 revenue as those engagements developed during the current year period. We have been able to offset this reduction with new business project signings and a progression of those projects to revenue producing engagements during 2009. Newly signed contracts during the three months ended September 30, 2009 were $37.3 million as compared to $17.2 million during the comparable period in 2008.
Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses decreased by $1.6 million to $8.2 million for the three months ended September 30, 2009 from $9.9 million for the three months ended September 30, 2008. As a percentage of net service revenues, direct expenses decreased to 48% during the three months ended September 30, 2009 from 62% during the comparative period in 2008. The favorable variance in direct expenses as a percentage of net service revenues is principally the result of $2.1 million in revenue recognized during the comparative 2009 period where the services related to that revenue and the associated costs had occurred and been recorded in earlier periods.
Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended September 30, 2009 were $4.7 million, or 27% of net service revenue, as compared to $5.9 million, or 37% of net service revenue for the three month period ended September 30, 2008. The decrease in expenses of $1.2 million was primarily due to certain staff reductions and cost efficiencies during the current period as compared with the prior year. We undertook a complete review and expense reduction initiative in all SG&A departments during the fourth quarter of 2008 continuing into the first quarter of 2009 which has evidenced itself here. Reductions in professional fees, travel, recruiting costs, and computer hardware and software costs all contributed to our savings in this area.
Depreciation expense remained flat at $0.4 million for the three months ended September 30, 2009 and 2008, respectively. Amortization expense decreased to $0.4 million for the three months ended September 30, 2009 from $0.6 million for the three months ended September 30, 2008, primarily due to the reduction in carrying values assigned to finite life intangibles due to the impairment and associated write-down of those assets during the quarter ended December 31, 2008.

Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $0.9 million for the three months ended September 30, 2009, as compared to $0.5 million for the same period in 2008, due to the increase in the principal amount outstanding as a result of notes issued during June of 2008. In addition, we incurred approximately $1.2 million of non-cash expense for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition. During the three months ended September 30, 2009, we experienced foreign currency exchange losses of approximately $0.4 million as compared to foreign currency exchange gains of $0.5 million during the prior year period. This current quarter loss was primarily due to the net effects of a weaker U.S. dollar against the Swiss franc and the Euro. We carry a Euro denominated note on our U.S. books as a result of the acquisition of Hesperion. This note is in the amount of EUR 2.5 million and is due during the latter half of 2010. In addition, we have receivable and payable balances on the books of our Swiss subsidiary that are denominated in currencies other than the functional currency of that subsidiary, the Swiss franc. As foreign exchange rates change from period to period these receivables and payables are revalued resulting in an offsetting gain or loss in the income statement.
The reductions in direct costs and SG&A expense enabled us to achieve net income of $0.5 million for the three month period ended September 30, 2009 as compared to a net loss of $2.0 million, for the three months ended September 30, 2008.
Nine months ended September 30, 2009 and 2008
The following table presents an overview of our results of continuing operations for the nine months ended September 30, 2009 and 2008.

	September 30, 2009		September 30, 2008
(in thousands)	$	% of revenue	$	% of revenue
Net service revenue	$48,860	100%	$50,339	100%
Direct expenses	26,295	54%	29,326	58%
SG&A expense	14,805	30%	18,325	36%
Depreciation and amortization	2,358	5%	3,058	6%
Net operating income (loss)	5,402	11%	(370)	(1)%
Other income (expense)	(6,240)	(13)%	(4,804)	(10)%
Loss before income tax expense	(838)	(2)%	(5,174)	(10)%
Income tax expense	837	(2)%	212	(1)%
Net loss	$(1,675)	(3)%	$(5,368)	(11)%
Net service revenue for the nine months ending September 30, 2009 decreased $1.5 million to $48.9 million as compared to $50.3 million for the nine months ending September 30, 2008. The 2008 results include $3.3 million in previously deferred revenue recognized as a large contract was signed during June 2008. Approximately $1.7 million of this revenue related to services delivered prior to 2008. Absent of the aforementioned 2008 contract, net service revenue for the current period increased approximately $0.2 million as compared to the nine months ending September 30, 2008. Newly signed contracts during the nine months ended September 30, 2009 were $82.9 million as compared to $45.0 million during the comparable period in 2008.
Direct expenses consist primarily of compensation, related payroll taxes and fringe benefits for our project-related staff and contracted personnel, and other expenses directly related to specific contracts. Direct expenses decreased by $3.0 million to $26.3 million for the nine months ended September 30, 2009 from $29.3 million for the nine months ended September 30, 2008. As a percentage of net service revenues, direct expenses decreased to 54% during the nine months ended September 30, 2009 from 58% during the comparative period in 2008. The favorable variance in direct expenses as a percentage of net service revenues is principally the result of an increase in staff utilization and enhanced efficiencies on clinical study activities.
Selling, general and administrative expenses included the salaries, wages, and benefits of all administrative, financial and business development personnel and all support and overhead expenses not directly related to specific contracts. Selling, general and administrative expenses for the nine months ended September 30, 2009 were $14.8 million or 30% of net service revenue, as compared to $18.3 million or 36% of net service revenue for the nine month period ended September 30, 2008. The decrease in expenses of $3.5 million was primarily due to certain staff reductions and cost efficiencies during the current year as compared with the prior year as we worked to align Averion and Hesperion’s operations during 2008 following the Hesperion acquisition. In addition, we undertook a complete review and expense reduction initiative in all SG&A departments during the fourth quarter of 2008 continuing into the first quarter of 2009. Reductions in professional fees, travel, recruiting costs, and computer hardware and software costs all contributed to our savings in this area.

Depreciation expense remained consistent with the prior year at approximately $1.3 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense decreased to $1.1 million for the nine months ended September 30, 2009 from $1.8 million for the nine months ended September 30, 2008, primarily due to the reduction in carrying values assigned to finite life intangibles due to the impairment and associated write-down of those assets during the quarter ended December 31, 2008.
Other income and expense is comprised primarily of interest charges on our outstanding notes, the amortization of the original issue discount on the Senior Secured Notes issued in conjunction with the Hesperion acquisition, and foreign exchange gains and losses. Net interest expense increased to $2.6 million for the nine months ended September 30, 2009, as compared to $1.5 million for the same period in 2008, due to the increase in the principal amount outstanding as a result of notes issued during June of 2008. In addition, we incurred approximately $3.5 million of non-cash expense for the amortization of the original issue discount on debt issued in connection with the Hesperion acquisition. During the nine months ended September 30, 2009, we experienced foreign currency exchange losses of approximately $0.3 million as compared to foreign currency exchange losses of $0.2 million during the prior year. Current year exchange losses were primarily due to the net effects of a weaker U.S. dollar against the Swiss franc and the Euro. We carry a Euro denominated note on our U.S. books as a result of the acquisition of Hesperion. This note is in the amount of EUR 2.5 million and is due during the latter half of 2010. In addition, we have receivable and payable balances on the books of our Swiss subsidiary that are denominated in currencies other than the functional currency of that subsidiary, the Swiss franc. As foreign exchange rates change from period to period these receivables and payables are revalued resulting in an offsetting gain or loss in the income statement.
Our net loss for the nine months ended September 30, 2009 decreased to $1.7 million, as compared to a net loss of $5.4 million, for the nine months ended September 30, 2008.
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
At September 30, 2009 we had cash and cash equivalents of $5.8 million as compared to $2.4 million at September 30, 2008, an increase of $3.4 million. Approximately $4.6 million in cash was located outside of the United States at September 30, 2009. Amounts are principally held in bank deposits with major financial institutions in countries whose governments guarantee those deposits (primarily in Switzerland and the United States.) Our expected primary cash needs on both a short and long-term basis are for working capital, payment of interest and principal on outstanding notes, expansion of services, capital expenditures, possible future acquisitions, geographic expansion, and other general corporate purposes.
Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2009, an increase of $3.0 million from the corresponding 2008 period. The amount of non-cash charges included in net loss from operations during the nine months ended September 30, 2009 was $7.2 million as compared to $7.5 million during the nine months ended September 30, 2008.
The change in net operating assets used $3.3 million in cash during the nine months ended September 30, 2009, primarily due to a reduction in customer deposits and accounts payable, partially offset by collections on unbilled accounts receivable and accounts receivable and an increase of compensation related accruals. The change in net operating assets used $2.9 million in cash during the nine months ended September 30, 2008, primarily due to a net increase in unbilled and billed accounts receivable as well as a reduction in accrued liabilities as we paid down expenses associated with the Hesperion acquisition. These uses of cash were partially offset by an increase in customer deposits during that same period. Approximately $2.0 million in operating cash was used during 2009 to pay interest on our Senior Notes.
Net cash used by investing activities was comprised primarily of outlays for the purchase of capital equipment and was significantly lower as compared to the 2008 period due to the integration activities of the Hesperion acquisition during 2008. In addition, we were able to reduce balances on outstanding lease deposits which contributed to the favorable period over period variance.
Net cash used by financing activities was $0.4 million for the nine months ended September 30, 2009, compared with net cash used by financing activities of $3.2 million for the nine months ended September 30, 2008. The decrease was attributable to the payment of approximately $3.0 million to Cerep in January 2008, which represented a deferred portion of the purchase price related to the October 2007 acquisition of Hesperion, and $2.2 million in payments on our Junior notes offset by a $2.0 debt issuance in June of 2008.

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
We currently do not have the funds necessary to enable us to repay the Senior Secured Notes when they come due in October of 2010, and we do not anticipate generating such funds through our operations. If we (i) are unable to make any future interest payments as they may come due, or (ii) are unable to refinance the Senior Secured Notes or otherwise enter into another strategic transaction prior to the date on which the Senior Secured Notes become due and payable, then in each case the holders of such Senior Secured Notes will have the right to initiate liquidation proceedings against the Company and foreclose on our assets. We are actively exploring strategic alternatives, including possible restructuring of our outstanding debt, raising additional capital, and ways to further decrease our operating expenses. To this end, our Board of Directors has appointed a Special Committee of independent directors to assess the fairness of any negotiation with our debt holders and to explore alternative strategic possibilities.
Off Balance Sheet Financing Arrangements
As of September 30, 2009, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.
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

ITEM 4.	CONTROLS AND PROCEDURES
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
On August 27, 2009, in accordance with the relevant sections of the Delaware General Corporation Law and our Certificate of Incorporation, holders of a majority of our common stock executed a written consent approving an amendment to our Certificate of Incorporation that will effect the Reverse/Forward Stock Split and our going private transaction (see Note 2). The Reverse/Forward Stock Split was approved by 453,299,776 shares, or approximately 71% of all shares entitled to vote thereon. The written consent of the majority of our stockholders approving the Reverse/Forward Stock Split was delivered to us in connection with our proposed going-private transaction, which is more fully described in our most recently amended preliminary Schedule 13E-3 and preliminary Information Statement on Schedule 14C, each filed with the SEC on November 3, 2009, and each of which is currently pending review by the SEC.

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

Averion International Corp.
(Registrant)
Dated: November 13, 2009	By:	/s/ James H. McGuire
James H. McGuire
Chairman of the Board

Dated: November 13, 2009	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Chief Financial Officer